Form 10-K405
period 1996-12-31
HEALTHCARE FINANCIAL PARTNERS INC
filed 1997-03-31
CIK 1023300

                                   -----------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR
     [   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     FOR THE TRANSITION PERIOD FROM ___________ TO __________

Commission file number: 0-21425

                             HEALTHCARE FINANCIAL
                                PARTNERS, INC.

(Exact name of registrant as specified in its charter)

                     DELAWARE                                                        52-1844418
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

       2 Wisconsin Circle, Suite 320
          Chevy Chase, Maryland                                                         20815
 (Address of principal executive offices)                                            (Zip Code)

      Registrant's telephone number, including area code: (301) 961-1640
                                  -----------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE
                                  -----------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common Stock, $.01 par value
                                  -----------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                                    No
             -----------                                  -----------
                                  -----------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K.                                                      [ X ]
                                  -----------
As of February 1, 1997, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was not less than $59,782,625.

                                  -----------

As of February 1, 1997, there were 6,214,991 shares of Common Stock outstanding.

                                  -----------

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                      HEALTHCARE FINANCIAL PARTNERS, INC.
                         1996 FORM 10-K ANNUAL REPORT
                         ----------------------------

                               TABLE OF CONTENTS
                               -----------------

                                     PART I
                                     ------

Item 1         Business....................................................... 1

Item 2         Properties.....................................................17

Item 3         Legal Proceedings..............................................17

Item 4         Submission of Matters to a Vote of Security Holders............17

                                     PART II
                                     -------

Item 5         Market for the Registrant's Common Equity and
                Related Stockholder Matters...................................18

Item 6         Selected Financial Data........................................18

Item 7         Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................21

Item 8         Financial Statements and Supplementary Data....................37

Item 9         Changes in and Disagreements with
                Accountants on Accounting and Financial Disclosure............62

                                    PART III
                                    --------

Item 10        Directors and Executive Officers of the Registrant.............63

Item 11        Executive Compensation.........................................67

Item 12        Security Ownership of Certain Beneficial
                Owners and Management.........................................73

Item 13        Certain Relationships and Related Transactions.................75

                                     PART IV
                                     -------

Item 14        Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...................................................77

SIGNATURES....................................................................79

                             -----------------------
This Annual Report on Form 10-K for the year ended December 31, 1996, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

                                    PART I
                                    ------
Item 1.                Business

       This Report contains certain statements that are "forward-looking statements." Those statements include, among other things, the discussions of the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, funding sources, liquidity and capital resources. Reliance on any forward-looking statement involves risks and uncertainties, and although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

General

       HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based financing to healthcare service providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practices. The Company also provides asset-based financing to clients in other sub-markets of the healthcare industry, including pharmacies, durable medical equipment suppliers, hospitals, mental health providers, rehabilitation companies, disease state management companies and other providers of finance and management services to the healthcare industry. The Company targets small and middle market healthcare service providers with financing needs in the $100,000 to $10 million range in healthcare sub-markets which have favorable characteristics for working capital financing, such as those where growth, consolidation or restructuring appear likely in the near to medium term. Management believes, based on its industry experience, that the Company's healthcare industry expertise and specialized information systems, combined with its responsiveness to clients, willingness to finance relatively small transactions, and flexibility in structuring transactions, give it a competitive advantage in its target markets over commercial banks, diversified finance companies and traditional asset-based lenders. From its inception in 1993 through December 31, 1996, the Company has advanced $666.5 million to its clients in over 200 transactions, including $470.3 million advanced during the year ended December 31, 1996. The Company had 130 clients as of December 31, 1996, of which 64 were affiliates of one or more other clients. The average amount outstanding per client or affiliated client group at December 31, 1996 was approximately $1.0 million. For the year ended December 31, 1995, the Company's pro forma net income was $1.5 million, and for the year ended December 31, 1996 the Company's pro forma net income was $3.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Pro Forma Results of Operations." For the year ended December 31, 1996, the Company's yield on finance receivables (total interest and fee income divided by average finance receivables for the period) was 18.4%. The Company's historical results include those of two former partnerships. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Reorganization."

       The Company currently provides financing to its clients through (i) revolving lines of credit secured by accounts receivable (the "ABL Program"),
(ii) advances against accounts receivable (the "AR Advance Program") and (iii) to a lesser extent, term loans secured by accounts receivable and other assets (the "STL Program"), often in conjunction with financing provided under either the ABL Program or the AR Advance

Program. In all cases, the accounts receivable are obligations of third-party payors, such as federal and state Medicare and Medicaid programs and other government financed programs ("Government Programs"), commercial insurance companies, health maintenance organizations and other managed healthcare concerns, self-insured corporations and, to a limited extent, other healthcare service providers. Under both the ABL program and AR Advance Program, the Company generally advances only 65% to 85% of the Company's estimate of the net collectible value of client receivables from third-party payors. The Company's credit risk is mitigated by the Company's ownership of or security interest in the remaining balance of such receivables ("Excess Collateral"). Clients continue to bill and collect the accounts receivable, subject to lockbox collection and sweep arrangements established for the benefit of the Company. The Company uses its proprietary information systems to monitor its clients' accounts receivable base on a daily basis and to assist its clients in improving and streamlining their billing and collection efforts with respect to such receivables. The Company conducts extensive due diligence on potential clients for all its financing programs and follows written underwriting and credit policies in providing financing to clients. To date, the Company has not incurred any credit losses, although it periodically makes provisions for possible future losses in the ordinary course of its business.

       In January 1997, the Company, through one of its wholly-owned subsidiaries, provided a $3.3 million subordinated term loan to Health Charge Corporation, a Delaware corporation ("Health Charge") which is secured by a second lien on all of the assets of Health Charge Corporation and by a pledge of all of the issued and outstanding shares of capital stock of such corporation. Health Charge provides financing and accounts receivable and medical records management services to hospitals. The financing is provided by Health Charge through the issuance of credit cards which can be utilized by hospital patients to pay hospital charges. The hospitals using the services offered by Health Charge are generally larger than the healthcare service providers currently targeted by the Company. The Company believes that its relationship with Health Charge will afford joint marketing opportunities for them to offer their respective services for each other's clients. As part of the transaction with Health Charge, the Company received a warrant to purchase approximately 30% of the capital stock of Health Charge at an aggregate exercise price of $100,000, and a right of first refusal to match any offer made by a third party to acquire Health Charge.

       In March 1997, to expand the STL Program, the Company formed a Delaware limited partnership known as HealthCare Financial Partners - Funding II, L.P. ("Funding II"). An affiliate of Farallon Capital Partners, L.P., a shareholder of the Company ("Farallon") has a 99% limited partnership interest in Funding II, and a wholly-owned subsidiary of the Company has a 1% general partnership interest in such partnership. The limited partner has committed to provide up to $20 million to Funding II to fund STL Program loans to healthcare providers. Utilizing such capital under the partnership structure to fund such loans will allow the Company to expand the STL Program without incurring the credit risk associated with concentration of clients in the inception of the program. Cash available for distribution from the partnership is distributed 20% to the Company and 80% to the limited partner, with preference given to the limited partner until such partner receives a cumulative, compounded return of 10% per annum on invested capital. Under the terms of partnership agreement, the Company has the right to acquire the loans made by Funding II at any time for 100% of book value thereof. In addition, upon dissolution of Funding II, the Company is required to pay to the limited partner an amount equal to 10% of the limited partner's maximum invested capital.

Healthcare Industry

       According to Healthcare Financing Administration ("HCFA") estimates, total domestic healthcare expenditures for 1996 exceeded $1.0 trillion, or 14.5% of gross domestic product, compared to expenditures of $428.2 billion or 10.2% of gross domestic product in 1985. The annual compound growth rate of healthcare expenditures from 1985 to 1996 was 8.8%. The breakdown of estimated healthcare expenditures for 1996 is as follows (dollars in billions):

                                                                  Estimated 1996
        Healthcare Industry Segment                                Expenditures
        ---------------------------                               -------------
        Acute Care (hospitals)................................   $      390.1
        Physician Services....................................          216.3
        Other Medical Non-Durables............................           91.0
        Long-Term Care (nursing homes)........................           87.2
        Other Professional Services...........................           69.8
        Insurance-net of healthcare costs.....................           55.3
        Dental Services.......................................           45.9
        Home Healthcare.......................................           31.4
        Government Public Health..............................           29.7
        Other Personal Care...................................           24.9
        Research..............................................           16.5
        Construction..........................................           14.7
        Vision Products and Other Medical Durables............           14.4
                                                                 ------------
          Total...............................................   $    1,087.2
                                                                 ============
        ------------------
        Source:  HCFA, Office of the Actuary.

       The Company believes that there are several distinct trends that will continue to fuel the demand for and the dollar value of healthcare services in the United States and the demand for the Company's services, including: (i) dramatic change driven by governmental and market forces which have put pressure on healthcare service providers to reduce healthcare delivery costs and increase efficiency, often resulting in short-term working capital requirements by such providers as their businesses grow; (ii) favorable demographic trends, including both the general increase in the U.S. population and the aging of the U.S. population, which should increase the size of the Company's principal target markets; (iii) growth, consolidation and restructuring of fragmented sub-markets of healthcare, including long-term care, home healthcare and physician services; and (iv) advances in medical technology, which have increased demand for healthcare services by expanding the types of diseases that can be effectively treated and by extending the population's life expectancy.

       According to HCFA, total annual expenditures in the long-term care market grew from $30.7 billion in 1985 to an estimated $87.2 billion in 1996, and are projected to grow to $121.2 billion by the year 2000. The Company's long-term care clients include single nursing home operators (1-2 homes), small nursing home chains (3-10 homes) and regional nursing home chains (11-50 homes). According to the Guide to the Nursing Home Industry published by HCIA, Inc., the long-term care industry remains widely diversified and fragmented, with all nursing home chains controlling only 34.5% of the market, and the largest 20 chains constituting only 18.0% of the market.

       According to HCFA, total annual home healthcare expenditures grew from $5.6 billion in 1985 to an estimated $31.4 billion in 1996, and are projected to grow to $45.9 billion by the year 2000. According to the National Association of Health Care, the number of Medicare certified home health agencies has grown from

5,983 in 1985 to 9,120 in 1995. The home healthcare business remains highly fragmented, with only a small percentage of such companies having any significant market share.

       According to HCFA, the physician services market grew from $83.6 billion in 1985 to an estimated $216.3 billion in 1996, and is projected to grow to $309.8 billion by the year 2000. The American Medical Association ("AMA") reports that approximately 562,000 physicians are actively involved in patient care in the U.S., with a growing number participating in multi-specialty or single-specialty groups. According to the AMA, as of December 31, 1995, there were 19,787 physician groups with three or more physicians, while over two-thirds of all physicians still work in practices of one or two persons.

Market for Healthcare Receivables Financing

       Businesses generally utilize working capital or accounts receivable financing to bridge the shortfall between the turnover of current assets and the maturity of current liabilities. A business will often experience this shortfall during periods of revenue growth because cash flow from new revenues lags behind cash outlays required to produce new revenues. For example, a growing labor intensive business will often need to fund payroll obligations before payments are received on new services provided or products produced. Many of the Company's clients are labor intensive and growing and therefore require accounts receivable financing to fund their growth.

       In addition to the Company, working capital financing for small and middle market healthcare service providers is currently provided by several different sources. Some commercial banks and diversified finance companies have formed groups or divisions to provide working capital financing for healthcare service providers. Such groups or divisions generally focus on providing financing to companies with borrowing needs in excess of $5 million, and often require more extensive collateral in addition to accounts receivable to secure such financing. As a general matter, these lenders typically have been less willing to provide financing to healthcare service providers of the types served by the Company because such lenders have not developed the healthcare industry expertise needed to underwrite smaller healthcare service companies or the specialized systems necessary for tracking and monitoring healthcare receivables transactions, which are different from traditional accounts receivable finance transactions. Several independent healthcare finance companies that have raised funds through securitization programs also provide financing to healthcare service providers. However, many of the financing programs offered by such securitization companies are often rigid and cumbersome for healthcare service providers to implement because, among other things, securitization programs typically impose more stringent and inflexible qualification requirements on borrowers and also impose concentration and other limitations on the asset portfolio, as a result of rating agency and other requirements.

       Management believes that the growth in healthcare expenditures, the consolidation of certain segments of the healthcare market, and the reorganization of the healthcare delivery system (caused by both cost containment pressures and the introduction of new products and services), will have positive effects on the demand for the Company's services since they in many cases will increase the working capital needs of the Company's clients. Historically, these trends have affected different sub-markets of the healthcare industry at different times. The Company expects these trends to continue, thereby providing the Company with long-term growth opportunities. This forward-looking information could be significantly affected by important factors, including cost containment pressures and government regulation, which could impact the magnitude and timing of the Company's growth opportunities.

Strategy

       The Company's goal is to be the leading finance company in its targeted sub-markets of the healthcare services industry. The Company's strategy for growth is based on the following key elements:

       Target sub-markets within the healthcare industry that have favorable characteristics for working capital financing, such as fragmented sub-markets experiencing growth, consolidation or restructuring. At December 31, 1996, 52.3% of the Company's portfolio consisted of finance receivables from businesses in the long-term care and home healthcare sub-markets, and management believes that growth, consolidation and restructuring in these sub-markets will continue to provide opportunities for the Company to expand. By continuing to focus on these sub-markets and by expanding its financing of the physician practice sub-market, the Company seeks to achieve attractive returns while controlling overall credit risk. In the future different healthcare sub-markets may experience increased demand for working capital, and the Company intends to be in a position to move into these new markets as opportunities arise.

       Focus on healthcare service providers with financing needs of between $100,000 and $10 million, a market that has been under served by commercial banks, diversified finance companies, traditional asset-based lenders and other competitors of the Company. Most commercial banks, diversified finance companies and traditional asset-based lenders have typically focused on providing financing to companies with borrowing needs in excess of $5 million. While actively pursuing healthcare service providers with borrowing needs of between $5 and $10 million, the Company primarily targets for its ABL Program clients that desire to borrow less than $5 million, and for its AR Advance Program clients that desire to borrow less than $1 million. The Company believes that its target market is much larger, in terms of the number of available financing opportunities, and is less competitive than the market servicing larger borrowing needs, thereby producing growth opportunities at attractive rates.

       Introduce new financial products to leverage the Company's existing expertise in healthcare finance and its origination, underwriting and servicing capabilities within its target sub-markets. The Company employs significant resources in the origination, underwriting and servicing of clients in its target sub-markets. To further deepen its penetration of these sub-markets and to meet the changing financial needs of new and existing clients with a broader array of financial products, the Company has recently begun to offer additional financing products such as STL Program loans secured by equipment, inventory, real estate or stock. The Company has not yet standardized the terms of any of such loans, but attempts to structure them to meet the needs of particular clients. The Company originates these products directly and through Funding II, as an adjunct to its existing ABL Program and AR Advance Program or on stand alone basis. The Company introduced the STL Program in late 1996 and will continue to selectively introduce new products to existing and new clients, depending upon the needs of its clients, general economic conditions, the Company's resources and other relevant factors. Such other new products may be introduced as part of cooperative arrangements with other lenders where the origination and servicing relationships will remain with the Company. The Company's objective in offering new products is to diversify its revenue stream and enhance its growth opportunities.

       Seek to make strategic acquisitions of and investments in businesses which are engaged in the same or similar business as the Company or which are engaged in lines of businesses which are complementary to the Company's business. Because of the growth of the Company's core lending business, the Company is increasingly offered opportunities to invest in, or acquire interests in, businesses that are involved in financial services, receivables management, outsourcing, or financial and administrative infrastructure development activities. The Company believes that businesses in these areas are synergistic with the Company's core lending business and allow the Company to leverage its expertise in healthcare to meet the needs of the Company's customer base. In January 1997, as part of this strategy, the Company provided a $3.3 million loan to Health Charge and in connection therewith obtained warrants to acquire a 30% interest in Health Charge and a right of first refusal to match any offer made to acquire Health Charge. Health Charge provides financing and accounts receivable and medical records management services to hospitals. The Company will also seek to take advantage of favorable opportunities to acquire portfolios of loans backed by healthcare receivables and to acquire companies in the same or similar lines of business as the Company.

       Enhance the Company's credit risk management and improve servicing capabilities through continued development of information management systems, which can also be used to assist the Company's clients in managing the growth of their businesses. The Company has developed proprietary information systems that effectively monitor its assets and which also serve as valuable tools to the Company's smaller less sophisticated clients in managing their working capital resources and streamlining their billing and collection efforts. The Company believes that this "servicing" capability provides a competitive advantage by strengthening relationships with clients, providing early identification of dilution of client accounts receivable, and increasing the Company's understanding of its clients' operational needs.

Financing Programs

       General. The Company provides asset-based financing to healthcare service providers primarily through the AR Advance Program and ABL Program.

       Accounts Receivable Advance Program. Under the AR Advance Program, the Company purchases, on a revolving basis, a specified batch of a client's accounts receivable owed to such client from third-party payors. The purchase price for each batch of receivables is the estimated net collectible value of such batch less a purchase discount, comprised of funding and servicing fees. The purchase discount can be either a one-time fee for each batch of receivables purchased or a periodic fee based on the average outstanding balance of a batch of receivables ranging from one to five percent of the net collectible value of such batch. With each purchase of a batch of receivables, the Company advances to the client 65%-85% (exclusive of the purchase discount) of the purchase price of such batch. The Company assigns a collection period to batches of receivables purchased which period generally ranges from 60 to 120 days from the purchase date depending on the type of receivables purchased. The excess of the purchase price for a batch of receivables over the amount advanced with respect to such batch (a "client holdback") is treated as a reserve and provides additional security to the Company. The Company targets smaller healthcare service providers for its AR Advance Program, for which commitments are generally less than $1 million and terms are generally for one year with renewal options. The average yield on the AR Advance Program for the year ended December 31, 1996 was 19.2%. As of December 31, 1996, the Company was financing 84 clients in its AR Advance Program and the AR Advance Program constituted 47.1% of total finance receivables.

       Asset-Based Lending Program. Under the ABL Program, the Company offers healthcare service providers revolving lines of credit secured by accounts receivable. The terms of the Company's ABL Program permit a client to borrow, on a revolving basis, 65%-85% (exclusive of interest and fees) of the estimated net collectible value of the client's accounts receivable due from third-party payors, which are pledged to the Company. The Company charges its clients a base floating interest rate ranging from one to three percent (above the then applicable prime rate) and a variety of other fees which may include a loan management fee, a commitment fee, a set-up fee, and an unused line fee, which fees collectively range from one to four percent. The Company targets larger healthcare service providers for its ABL Program, for which the minimum commitment amount is generally $1 million and the maximum commitment amount is $10 million. The Company's advances under its ABL Program are recourse to the client and generally have a term of one to three years. The average yield on the ABL Program for the year ended December 31, 1996 was 17.1%. As of December 31, 1996, the Company was financing 53 clients in its ABL Program, and the ABL Program constituted 52.9% of total finance receivables. At December 31, 1996, seven clients were in both the ABL Program including term loans and AR Advance Program. The ABL Program has grown rapidly since inception, and, based on the Company's analysis of the needs of its clients, the Company expects that it will comprise an increasing percentage of the Company's total assets within the next several years. ABL Program loans are characterized by lower overall yields, but provide the Company with the opportunity to expand the range of potential clients while reducing costs as a percentage of finance receivables.

       STL Program. From time to time the Company also provides its clients with fixed rate term loans secured by their receivables or other assets, such as real property, equipment, inventory and stock, often in conjunction with either the ABL Program or AR Advance Program. At December 31, 1996, the Company had approximately $2.5 million in term loans outstanding, issued under eight separate term loans, which amount outstanding represented less than 2.5% of the Company's assets. The average yield on such term loans for the year ended December 31, 1996 was 14.5%. Based upon the Company's introduction of new financial products, the Company expects that loans under the STL Program will comprise an increasing percentage of the Company's assets within the next several years. While base interest rates on such loans are expected to be less than the yields generated from both the AR Advance Program and ABL Program, term loans under the STL Program may also include warrants or success fees that could enhance the effective yields on such loans. In March 1997, Funding II was formed as part of the Company's expansion of the STL Program. The limited partner of Funding II has committed $20.0 million of invested capital to fund secured term loans made by Funding II to healthcare providers. This commitment expires on February 21, 1999. Utilizing such capital under this partnership structure to fund such loans will allow the Company to expand the STL Program without incurring the credit risk associated with concentration of clients in the inception of the program. Cash available for distribution from the partnership is distributed 20% to the Company and 80% to the limited partner, with preference given to the limited partner until such partner receives a cumulative, compounded return of 10% per annum on invested capital. The Company has the option to acquire the loans made by Funding II at any time for 100% of the book value thereof. Upon dissolution and liquidation of Funding II, the Company is required to pay the limited partner an amount equal to 10% of such partner's maximum invested capital.

       The following table sets forth the Company's portfolio activity at or for the periods indicated:

                                                                                   Portfolio Activity(1)

                                                                              As of and for the Quarters Ended
                                                                              --------------------------------
                                                March 31,         June 30,            Sept. 30,        Dec. 31,         March 31,
                                                  1995              1995                1995             1995             1996
                                                --------          --------            --------         --------         --------
Finance Receivables AR Advance
  Program   ...............................    $11,461,264     $ 14,603,602        $22,588,760       $33,446,520       $36,664,745

Finance Receivables ABL Program............                       1,581,478          5,073,933         5,270,629        20,783,045

Total Clients AR Advance Program...........             37               52                 63                72                68

Number of New Clients AR Advance
  Program   ...............................              9               18                 21                16                14

Total Clients ABL Program..................                               4                 11                13                22

Number of New Clients ABL Program..........                               4                  7                 2                 9

Average Finance Receivables Outstanding
  Per Client:

  AR Advance Program.......................    $   309,764     $    280,839        $   358,552       $   464,535       $   539,187

  ABL Program..............................                         395,370            461,267           482,356           944,684

                                                             Portfolio Activity(1)

                                                       As of and for the Quarters Ended
                                                       --------------------------------
                                                   June 30,        Sept. 30,       Dec. 31,
                                                     1996            1996            1996
                                                   --------        --------          ----
Finance Receivables AR Advance
  Program   ...............................     $39,989,071      $46,064,079       $42,076,211

Finance Receivables ABL Program............      25,924,458       33,502,829        47,252,717(2)

Total Clients AR Advance Program...........              74               75                84

Number of New Clients AR Advance
  Program   ...............................              12                2                17

Total Clients ABL Program..................              24               37                53

Number of New Clients ABL Program..........               2               13                18

Average Finance Receivables Outstanding
  Per Client:

  AR Advance Program.......................     $   540,393      $   614,188       $   500,907

  ABL Program..............................       1,080,186          905,482           891,561(2)

-------------------

(1) Such activity is on a pro forma basis for periods prior to 1996, giving effect to the Reorganization. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations - Reorganization".
(2)  Includes $2.5 million of STL Program loans.

       Operations

            Marketing. The Company has developed low cost means of marketing its services on a nationwide basis to selected healthcare sub-markets. The Company primarily markets its services by telemarketing to prospective clients identified by the Company, advertising in industry specific periodicals and participating in industry trade shows. While the healthcare industry is large and diverse, the Company has been able to identify prospective clients through the retention of experienced marketing personnel with specific industry expertise and through analyses of selective information on the healthcare industry. At December 31, 1996, the Company employed a staff of eight sales and marketing representatives. At December 31, 1996, the Company maintained a satellite marketing office in Boca Raton, Florida which has since been closed. Marketing personnel are compensated with a base salary plus performance bonuses. The Company's clients also assist the Company's marketing efforts by providing referrals and references. The Company has and will continue to rely primarily on direct marketing efforts to generate new clients for its services.

            The Company also markets its services by developing referral relationships with accountants, lawyers, venture capital firms, billing and collection companies and investment banks (which typically are professionals focusing on the healthcare industry and who have a pre-existing relationship with a prospective client). The Company usually does not pay a fee for referrals from professional firms. However, the Company has closed transactions with clients through referrals from independent brokers that generally specialize in the healthcare industry, which brokers have been paid a one-time brokerage commission upon the closing of a transaction. While not a primary focus of its marketing efforts, the Company expects to continue to generate referrals through independent brokers.

       Underwriting and Monitoring. The Company follows written underwriting and credit policies, and its credit committee, consisting of senior officers of the Company, must unanimously approve each transaction which is proposed for the ABL Program, AR Advance Program or STL Program with a prospective client. The Company's underwriting policies require a due diligence review of the prospective client, its principals, its financial condition and strategic position, including a review of all available financial statements and other financial information, legal documentation and operational matters, as well as a detailed examination of its accounts receivable, accounts payable, billing and collection systems and procedures and management information systems. Such a review is conducted after the Company and the prospective client execute a non-binding term sheet, which requires the prospective client to pay a due diligence deposit to defray the Company's expenses. The Company's due diligence review is supervised by the sponsoring member of the credit committee, and is conducted by either an in-house field auditor or third-party consulting underwriters that have been approved by the credit committee. Such third-party underwriters are either certified public accountants or consultants with healthcare industry experience. The Company independently confirms certain matters with respect to the prospective client's business and the collectibility of its accounts receivable and any other collateral by conducting public record searches, and, where appropriate, by contacting third-party payors about the prospective client's receivables.

       In order to determine its estimate of the net collectible value of a prospective client's accounts receivable, the Company uses both in-house auditors and third-party claim verifiers, who conduct extensive due diligence to evaluate the receivables likely to be received within a defined collection period. Net collectible value due diligence typically includes: a review of historical collections by type of third-party payor; a review of remittance advice and information relating to claim denials (including explanations of benefits); a review of claims files and related medical records; and an analysis of billing and collections staff and procedures. In addition, third-party payors are contacted. Such third-party claim verifiers are also generally used on a periodic basis to determine the net collectible value of a client's accounts receivable. Claim verifiers include healthcare billing and collection companies, healthcare accounting firms with expertise in reviewing cost reports filed with Medicaid and Medicare, and specialized consultants with expertise in certain sub-markets of the healthcare industry. Claim verifiers are pre-approved by the Company's credit committee. When deemed necessary by the Company for credit approval, the Company may obtain corporate or personal guaranties or other collateral in connection with the closing of a transaction.

       The Company monitors the collections of client accounts receivable and its finance receivables on a daily basis. Each client is assigned an account manager, who receives draw and advance requests, posts collections and serves as the primary contact between the Company and the client. All draw or advance requests must be approved by the Company's senior credit officer or a member of the Company's credit committee. At December 31, 1996, the Company employed seven account managers in its Chevy Chase, Maryland headquarters. The Company's proprietary information systems enable the Company to monitor each client's account, as well as permit management to evaluate and mitigate against risks on a portfolio basis. See "--Information Systems." In addition, the Company conducts audits of the client's billing and collection procedures, financial condition and operating strategies at least annually, and more frequently if warranted, particularly with respect to the ABL Program, where audits are usually conducted on a quarterly basis. Such audits are conducted by in-house field auditors or by third-party consulting underwriters.

       Documentation. The Company's documentation for the ABL Program, AR Advance Program and STL Program is described below.

       ABL Program. Advances under the ABL Program are made pursuant to a loan
       -----------
and security agreement ("ABL Agreement"), a note, and ancillary documents. ABL Agreements generally have stated terms of one to three years, with automatic one-year extensions, and provide for payment of liquidated damages to the Company in the event of early termination by the client. Under the ABL Program, the Company generally advances only 65% to 85% of the Company's estimate of the net collectible value of client receivables from third-party payors. As security for such advances, the Company is granted a first priority security interest in all of the client's then-existing and future accounts receivable, and frequently obtains a security interest in inventory, goods, general intangibles, equipment, deposit accounts, cash, other assets and proceeds (the "Collateral").

       Clients who borrow under the ABL Program are subject to a number of negative covenants set forth in the ABL Agreement, including covenants limiting additional borrowings, prohibiting the client's ability to pledge assets, restricting payment by the client of dividends or management fees or returning capital to investors, and imposing minimum net worth and, if applicable, minimum census requirements. In the event of a client default, all debt owing under the ABL Agreement may be accelerated and the Company may exercise its rights, including foreclosing on the Collateral.

       AR Advance Program. Advances under the AR Advance Program are made
       ------------------
pursuant to a Receivables Purchase and Sale Agreement (the "AR Agreement") and are structured as purchases of eligible accounts receivable designated from time to time on a "batch" basis. AR Agreements provide for the Company's purchase of eligible accounts receivable offered by the client from time to time to the Company. AR Agreements generally have stated terms of one to three years, with automatic one-year extensions. The client is required to sell to the Company a minimum amount of eligible accounts receivable each month during the term of an AR Agreement; however, the Company's total investment in eligible accounts receivable under an AR Agreement is limited to a specified "commitment" amount. The Company may accept or reject in its discretion any portion of eligible accounts receivable offered for sale by the client to the Company. Although accounts receivable purchased by the Company under the AR Advance Program are assigned to the Company pursuant to the AR Agreement, the client retains its rights to receive payment and to make claims with respect to Government Program-related receivables.

       The purchase price for each batch of eligible accounts receivable under the AR Advance Program is the estimated net collectible value of the such receivables less a purchase discount, comprised of funding and servicing fees. An amount equal to 65% to 85% of the purchase price is paid to the client; the Company retains the balance of the purchase price as a client holdback, held as additional security for the client's obligations under the AR Agreement. The client holdback is released to the client (i) upon receipt by the Company of payments relating to the receivables in an amount equal to the estimated net collectible value of the receivables or (ii) upon expiration of the collection period assigned to the respective batch of receivables, except that if the Company has not received payments at least equal to the purchase price for the receivables, then the Company may at its option either (x) offset any shortfall against client holdbacks relating to any other batch or from amounts due to the client from the sale of other batches, or (y) require the client to replace the uncollected receivables with substitute eligible accounts receivable.

       The AR Agreement also contemplates that the client may grant to the Company a security interest in other assets of the client as may be mutually agreed. In addition, pursuant to the AR Agreement, the client agrees to indemnify the Company for all losses arising out of or relating to the AR Agreement.

       Under the AR Agreement, the client covenants to notify payors of the sale of accounts receivable to the Company and to assist the Company in collecting payments on the purchased receivables and causing such payments to be remitted to the Company. The client agrees to instruct all payors that payments are to be made to such lockbox or other account as the Company may direct.

       STL Program. Currently, the Company's documentation for loans under the STL Program is generally tailored to the needs of the particular borrower. As the STL Program is expanded, the Company anticipates that the documentation will become more standardized.

       Collection Procedures. The Company's cash collection procedures vary by
(i) the type of program provided by the Company and (ii) the type of accounts receivable due and owing to clients from either insurance companies and health maintenance organizations ("Commercial Insurers"), Government Programs, or in certain limited circumstances, other healthcare service providers.

       Receivables due and owing from Government Programs are subject to certain laws and regulations not applicable to commercial insurers. Except in certain limited cases, Medicare and Medicaid laws and regulations provide that payments for services rendered under Government Programs can only be made to the healthcare service provider that has rendered the services. See "- Government Regulation."

       With respect to the ABL Program, clients continue to bill and collect accounts receivable in the ordinary course of business. Clients are required to maintain a lockbox account and a related depository account. If Government Program-related receivables are involved, the lockbox is maintained in the name of the client and the depository account is maintained in the name of the Company. If no such receivables are involved, both the lockbox and the depository account are maintained in the name of the Company. In each case, all of the client's collections are required to be directed to the lockbox, and all items of payment received in the lockbox are deposited daily into the depository account. The Company applies funds received in the depository account on a daily basis to reduce outstanding indebtedness under the ABL Agreement. Collections received directly by clients are required to be immediately remitted to the lockbox.

       With respect to the AR Advance Program, clients continue to bill and collect accounts receivable in the ordinary course of business; provided, however, that subject to certain limitations applicable to Government Program-related receivables, the Company retains the right to assume the billing and collection process upon notice to the client. The Company maintains a general lockbox in the Company's name into which payments with respect to all receivables purchased from clients in the AR Advance Program, other than Government Program-related receivables, are required to be remitted. If a client in the AR Advance Program generates Government Program-related receivables, the client is required to establish a lockbox in the client's name into which payments on such receivables are to be directed. Balances from all lockboxes maintained in connection with the AR Advance Program are swept on a daily basis to the Company.

            The following table sets forth the percentages of the Company's finance receivables in the AR Advance Program and the ABL Program as of December 31, 1996 by type of third-party payor.

                 Finance Receivables by Third-Party Payor Type

                                                   As of December 31, 1996
                                           --------------------------------------
                                              AR
                                            Advance        ABL          Total
                                            Program      Program     Receivables
                                           ---------    ---------   ------------
Third Party Payors
Commercial Insurers/Contract Claims.....     49.6%        54.4%        52.9%

Government Programs:
     Medicare...........................     29.2         15.7         20.0
     Medicaid...........................     21.2         29.9         27.1
                                             ----         ----         ----
     Total Government Programs..........     50.4         45.6         47.1

Clients

     The Company's client base is diversified. As of December 31, 1996, the Company was servicing clients located in 36 states across the country, in a number of different sub-markets of the healthcare industry, with a concentration in the long-term care and home healthcare industries.

                              Portfolio Analysis

                                                   As of December 31, 1996
                                    -------------------------------------------------------
                                     Number of    Percent of        Finance     Percent of
                                     Clients(1)     Clients       Receivables   Portfolio
                                     ----------     -------       -----------   ---------
Industry Group
--------------
Home Healthcare...................        46         35.4%      $22,827,514       25.5%
Long-Term Care....................        38         29.3        23,932,601       26.8
Physician Practice................        15         11.5         5,339,196        6.0
Mental Health.....................        13         10.0         8,496,456        9.5
Rehabilitation....................         7          5.4         5,144,348        5.7
Durable Medical Equipment.........         3          2.3           621,929        0.7
Diagnostic........................         3          2.3           679,590        0.8
Hospital..........................         2          1.5        11,421,698       12.8
Disease State Management..........         2          1.5         5,775,670        6.5
Other.............................         1          0.8         5,089,926        5.7
                                           -          ---        ----------      ------
     Total........................       130        100.0%       89,328,928      100.0%
                                       =====       =======      ===========      ======
Program Breakdown
AR Advance Program................        84         61.3%      $42,076,211       47.1%
ABL Program(2)....................        53         38.7        47,252,717       52.9
                                       -----       ------       -----------     ------
     Total........................       137        100.0%      $89,328,928      100.0%
                                       =====        ======      ===========      ======

-----------------
(1) At December 31, 1996, seven clients were in both the AR Advance Program and ABL Program.
(2) Includes $2.5 million of STL Program loans.

Capital Resources

          As of December 31, 1996, sources of capital available to the Company to fund advances under the ABL Program, advances against accounts receivable under the AR Advance Program and loans under the STL Program were a revolving line of credit (the "Bank Facility) with Fleet Capital Corporation ("Fleet"), stockholders' equity, and an investment-grade asset backed commercial paper program (the "CP Facility") with ING Baring (U.S.) Capital Markets, Inc. ("ING"). Commencing in March 1997, funds committed by the limited partner in Funding II became available to make secured term loans by Funding II under the STL Program. See "Management's Discussion and Analysis of Pro Forma Financial Condition and Pro Forma Results of Operations--Liquidity and Capital Resources."

          Bank Facility. The Bank Facility is a revolving line of credit for up to $35 million. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 3.0%. The Bank Facility contains certain financial covenants which must be maintained by the Company in order to obtain funds. The expiration date for the Bank Facility is March 9, 1998, subject to automatic renewal for one-year periods thereafter unless terminated by Fleet, which requires six months prior written notice.

          CP Facility. Under the terms of the CP Facility, the Company may borrow up to $100 million. The Company formed a bankruptcy remote, special purpose corporation to which the Company has transferred loans and receivables which meet certain conditions required by the CP Facility. The special purpose corporation pledges the loans and receivables to the Conduit which lends against such assets through the issuance of commercial paper. The maturity date for the CP Facility is December 5, 2001. However, the program may be terminated by the Company at any time after December 5, 1999, without penalty.

          Funding II. The limited partner has committed $20 million of invested capital to fund STL Program loans made by Funding II to healthcare providers. This commitment expires on February 21, 1999. Utilizing such capital under this partnership structure to fund such loans will allow the Company to expand the STL Program without incurring the credit risk associated with concentration of clients in the inception of the program. Cash available for distribution from the partnership is distributed 20% to the Company and 80% to the limited partner, with preference given to the limited partner until such partner receives a cumulative, compounded return of 10% per annum on invested capital. The Company has the option to acquire the loans made by Funding II at any time for 100% of the book value thereof. Upon dissolution and liquidation of Funding II, the Company is required to pay the limited partner an amount equal to 10% of such partner's maximum invested capital.

Credit Loss Policy and Experience

          The Company regularly reviews its outstanding loan advances and purchased accounts receivable to determine the adequacy of its allowance for credit losses. To date, the Company has experienced no credit losses. The allowance for credit losses on receivables is maintained at the amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables. In evaluating the adequacy of the allowance, management of the Company considers trends in past-due accounts, historical charge-off and recovery rates, credit risks indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, Excess Collateral, and underwriting policies, among other items. As of December 31, 1996, the Company's general reserve was $1,078,992 or 1.2% of finance receivables. To the extent that management deems specific advances to be wholly or partially uncollectible, the Company establishes a specific loss reserve equal to any such amount. The Company has not established any specific reserves. At December 31, 1996, the Company had no specific reserves. Based on a review of the Company's portfolio, management believes that the Company's reserve for losses on receivables is adequate at this time, although there can be no assurance that such reserve will be adequate in the future.

Information Systems

          The Company owns a proprietary information system to monitor both the ABL Program and the AR Advance Program which it refers to as the Receivables Tracking System (the "RTS"). The RTS was developed by Creative Information Systems, Inc., a stockholder of the Company. The RTS gives the Company the ability to track and reconcile both asset-based loans under the ABL Program, receivables that the Company advances against under the AR Advance Program, and loans made under the STL Program.

          With respect to the ABL Program, the amount of any advances, collections and adjustments are entered manually into the RTS by the Company's account managers on a daily basis. With respect to the AR Advance Program, certain client parameters are entered manually into the RTS, and more detailed information on each batch of receivables is generally entered electronically based on pre-established formats tailored to the client's software systems. Upon the collection of funds advanced under the AR Advance Program, information about such collections are entered into the RTS by the Company's account managers who then apply the funds by directing the RTS to search its data base to locate the receivable and batch that has received a payment.

          The RTS generates daily, weekly and monthly reports summarizing the current status of each batch of receivables in the AR Advance Program, and indicating draws and collections, trend analysis, and interest and fee charges for management's review. The RTS is also able to generate reports for the Company's lenders with respect to pledged loans and batches of receivables, along with concentrations in the Company's ABL Program and AR Advance Program portfolios by client and third-party payor type.

          Certain reports generated through the RTS, including cash application detail, batch summary and trend analysis reports, can also be used to assist the Company's clients in monitoring changes in their cash flow and managing the growth of their businesses. These reports are provided to all of the Company's clients on a weekly basis, and are generally relied upon as a management tool more frequently by smaller clients in the AR Advance Program, which tend to have less sophisticated management information systems.

          The RTS utilizes a Compaq Proliant 1500 production server, with RAID 5 back-up technology (three hard disk back-ups) and other redundant back-up systems, on a Novell netware operating system. The Company also operates a second server with Novell netware supporting certain accounting and administrative functions.

Competition

          The Company encounters significant competition in its healthcare finance business from numerous commercial banks, diversified finance companies, asset-based lenders and specialty healthcare finance companies. Additionally, healthcare service providers often seek alternative sources of financing from a number of sources, including venture capital firms, small business investment companies, suppliers and individuals. As a result, the Company competes with a significant number of local and regional sources of financing and several large national competitors. Many of these competitors have greater financial and other resources than the Company and may have significantly lower cost of funds. Competition can take many forms, including, among others, the pricing of financing, transaction structuring (e.g., securitization vs. portfolio lending), timeliness and responsiveness in processing a client's financing application, and customer service.

Government Regulation

          The Company's healthcare finance business is subject to federal and state regulation and supervision and is required to be licensed or registered in various states. In addition, the Company is subject to applicable usury and other similar laws in the jurisdictions where the Company operates. These laws generally limit the amount of interest and other fees and charges that a lender may contract for, charge or receive in connection with a loan. Applicable local law typically establishes penalties for violations of these laws in that jurisdiction. These penalties could include the forfeiture to the lender of usurious interest contracted for, charged or received and, in some cases, all principal as well as all interest and other charges that the lender has charged or received.

          Federal and state government agencies, in accordance with Medicare and Medicaid statutes and regulations, have broad rights to audit a healthcare service provider and offset any amounts it determines were overpaid to such provider on any claims against payments due on other current, unrelated claims. This right of offset could create losses to the extent the Company has made advances against the accounts receivable for such unrelated claims. The Company monitors collections on a daily basis but may not be able to react quickly enough to dilution to cover resulting losses through collections on newer accounts receivable generated by the relevant client. See "--Operations."

          With certain limited exceptions, federal law prohibits payment of amounts owed to healthcare providers under the Medicare and/or Medicaid programs to any entity other than providers. Except pursuant to a court order, the Company is unable to force collection directly against third-party payors in a Government Program. Accordingly, the Company is unable to collect receivables payable under

Government Programs directly, and, instead, the Company requires that Medicare and Medicaid proceeds be paid to a segregated lockbox account under the control of the client, the collected balances of which are then swept to the Company via wire transfer on a daily basis. The Company must closely monitor its client's collection efforts to ensure compliance with the foregoing procedures. At December 31, 1996, approximately 47.1% of the accounts receivable that the Company had purchased or that were pledged to the Company were payable under Government Programs. Although to date the Company has been successful in monitoring the collection of government-based receivables from its clients in accordance with their contractual obligations, there can be no assurance that the Company will continue to be successful in monitoring such collection activities in the future. See "--Operations."

          In addition to the inability of the Company to directly collect receivables under Government Programs and the right of payors under such programs to offset against unrelated receivables, the Company's healthcare finance business is indirectly affected by healthcare regulation to the extent that any of its clients' failure to comply with such regulation affects such clients' ability to collect receivables or repay loans made by the Company. The most significant healthcare regulations that could potentially affect the Company are: (i) certificate of need regulation, which many states require upon the provision of new health services, particularly for long-term care and home healthcare companies; (ii) Medicare-Medicaid fraud and abuse statutes, which prohibit, among other things, the offering, payment, solicitation, or receipt of remuneration, directly or indirectly, as an inducement to refer patients to facilities owned by physicians if such facilities receive reimbursement from Medicare or Medicaid; and (iii) other prohibitions of physician self-referral that have been promulgated by the states.

          Certificate of Need Regulation. Many states regulate the provision of new health care service or acquisition of healthcare equipment through Certificate of Need or similar programs. The Company believes these requirements have had a limited effect on its business, although there can be no assurance that future changes in those laws will not adversely affect the Company. Additionally, repeal of existing regulations of this type in jurisdictions where the Company's customers have met the specific requirements could adversely affect the Company since such customers could face increased competition. In addition, there is no assurance that expansion of the Company's health care financing business within the nursing home and home care industries will not be increasingly affected by regulations of this type.

          Medicare-Medicaid Fraud and Abuse Statutes. The Department of Health and Human Services ("HHS") has increased its enforcement efforts under the Medicare-Medicaid fraud and abuse statutes in cases where physicians own an interest in a facility to which they refer their patients for treatment or diagnosis. These statutes prohibit the offering, payment, solicitation or receipt of remuneration, directly or indirectly, as an inducement to refer patients for services reimbursable in whole or in part by the Medicare-Medicaid programs. HHS has taken the position that distributions of profits from corporations or partnerships to physician investors who refer patients to the entity for a procedure which is reimbursable under Medicare or Medicaid may be prohibited by the statute. Since the Company's clients often rely on prompt payment from the Government Program to satisfy their obligations to the Company, reduced or denied payments under the Government Programs could have an adverse effect on the Company's business.

     Further Regulation of Physician Self-Referral. Additional regulatory attention has been directed toward physician-owned healthcare facilities and other arrangements whereby physicians are compensated, directly or indirectly, for referring patients to such healthcare facilities. In 1988, legislation entitled the "Ethics in Patient Referrals Act" (H.R. 5198) was introduced which would have prohibited Medicare payments for all patient services performed by an entity which a patient's referring physician had an investment interest. As enacted, the law prohibited only Medicare payments for patient services performed by a clinical laboratory. The Comprehensive Physician Ownership and Referral Act (H.R. 345), which was enacted by Congress in 1993 as part of the Deficit Reduction Package, is more comprehensive than H.R. 5198 and covers additional medical services including medical imaging radiation therapy, physical rehabilitation and others. A variety of existing and pending state laws currently limit the extent to which a physician may profit from referring patients to a facility in which that physician has a proprietary or ownership interest. Many states also have laws similar to the Medicare fraud and abuse statute which are designed to prevent the receipt or payment of consideration in connection with the referral of a patient. Finance receivables resulting from a referral in violation of these laws could be denied from payment which could adversely affect the Company.

Employees

          As of December 31, 1996, the Company employed 30 people on a full-time basis. The Company believes that its relations with employees are good.

Item 2.      Properties

          The Company's headquarters occupy approximately 8,000 square feet at 2 Wisconsin Circle, Chevy Chase, Maryland. This space is provided under the terms of a lease that expires in April, 2001, with a five-year renewal option. The current cost is approximately $17,000 per month. In addition, as of December 31, 1996, the Company leased a small satellite office in Boca Raton, Florida. That office has since been closed. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

Item 3.      Legal Proceedings

          The Company is currently not a party to any material litigation although it is involved from time to time in routine litigation incidental to its business.

Item 4.      Submission of Matters to a Vote of Security Holders

          None.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

          The Common Stock of the Company is traded on Nasdaq National Market under the symbol HCFP. The Company made its initial public offering on November 21, 1996 (the "Offering"), and therefore only traded since November 21, 1996. The closing price range for the period from November 21, 1996 through December 31, 1996 varied from a low price of $12 1/8 to a high of $14.00. As of December 31, 1996 there were 6,214,991 shares outstanding.

          As of March 28, 1997, there were 37 record holders of the Company's Common Stock, and approximately 600 beneficial owners.

          The Company intends to retain all future earnings for the operation and expansion of its business, and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements and any regulatory restrictions or restrictions under credit agreements or other funding sources of the Company existing from time to time, as well as other matters which the Company's Board of Directors may consider. In addition, the Bank Facility and the CP Facility do, and future financing arrangements may, impose minimum net worth covenants, debt-to-equity covenants and other limitations that could restrict the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Item 6.  Selected Financial Data

          The following table sets forth selected historical financial data. The selected historical statements of operations and balance sheet data presented below were derived from the combined financial statements of HealthCare Financial Partners, Inc. and HealthPartners DEL, L.P. (a former partnership, "DEL") as of and for the period from inception (April 22, 1993) through December 31, 1993, and for the years ended December 31, 1994 and 1995, and the consolidated financial statements of HealthCare Financial Partners, Inc. as of and for the year ended December 31, 1996, and of HealthPartners Funding, L.P. (a former partnership, "Funding") as of and for the period from inception (September 12, 1994) through December 31, 1994, and for the year ended December 31, 1995. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements, including the notes thereto, of HealthCare Financial Partners, Inc. and DEL, the financial statements of Funding, including the notes thereto, and the consolidated financial statements of HealthCare Financial Partners, Inc., including the notes thereto, appearing in Item 8.

HealthCare Financial Partners, Inc.
 (and DEL from inception through
   December 31, 1995)

                                                  At or for
                                                 the period                 At or for the
                                            from inception (April             Year Ended
                                       22, 1993) through December 31,        December 31,
                                       ------------------------------        ------------
                                                    1993                 1994            1995                       1996
                                                 (Combined)           (Combined)      (Combined)               (Consolidated)
                                                 ----------           ----------      ----------               --------------
Statement of Operations Data
 Fee income..............................         $    856             $13,036         $ 565,512                $12,015,971
 Interest expense........................                                3,975            79,671                  3,408,562
                                                ----------            --------         ---------                -----------
   Net fee income........................              856               9,061           485,841                  8,607,409

 Provision for losses on
 receivables.............................           18,745               2,102            45,993                    656,116
                                                   -------            --------        ----------                 ----------

 Net fee income after provision
    for losses on receivables............         (17,889)               6,959           439,848                  7,951,293
 Operating expenses......................           30,204             439,514         1,472,240                  3,326,994
 Other income............................            3,772             106,609         1,221,837                    233,982
                                                 ---------             -------         ---------                 ----------
 Income (loss) before deduction of
   preacquisition earnings and income
   taxes (benefit).......................         (24,321)           (325,946)           189,445                  4,858,281
 Deduction of preacquisition
   earnings..............................                                                                         4,289,859
 Income taxes (benefit)..................                                                 (5,892)                    38,860
                                                  --------           ---------           -------                  ---------
 Net income (loss)(1)(2).................        $(24,321)          $(325,946)          $195,337                 $  529,562
                                                 =========           =========           =======                  =========
 Pro forma provision for
   income taxes(1).......................                                                $73,884
 Pro forma net income(1).................                                               $115,561
 Net income per share                                                                                                  $.13
 Weighted average shares outstanding                                                                              4,064,071
Balance Sheet Data
 Finance receivables.....................         $115,454            $279,148        $2,552,441                $89,328,928
 Allowance for losses on
   receivables...........................           18,475              20,847            66,840                  1,078,992

 Total assets............................          329,588             344,850         2,669,939                101,273,089
 Client holdbacks........................           21,729             112,374           814,607                 11,739,326
 Line of credit..........................                                              1,433,542                 21,829,737
 Commercial paper .......................                                                                        37,209,098
 Total liabilities.......................          205,534             558,759         2,795,404                 74,552,113
 Total equity (deficit)..................          126,054           (213,909)         (125,465)                 26,720,976

Funding

                                                            At or for the
                                                             period from
                                                              Inception              At or for the
                                                        (September 12, 1994)          Year Ended
                                                              through                December 31,
                                                          December 31, 1994               1995
                                                          -----------------            -----------
Statement Of Operations Data
 Fee income...........................................         $ 278,716             $4,248,992(3)
 Interest income......................................             2,770                   403,659
                                                             -----------            --------------
 Total fee and interest income........................           281,486                 4,652,651
 Interest expense.....................................                                     554,885
                                                                                    --------------
 Net fee and interest income..........................           281,486                 4,097,766
 Provision for losses on receivables..................           326,792                   171,395
                                                               ---------            --------------
 Net fee and interest income after provision for
 losses on receivables................................           (45,306)                3,926,371
 Operating expenses...................................           166,317                 1,024,057
                                                               ---------             -------------
 Net income (loss)(1)(2)..............................        $ (211,623)            $   2,902,314
                                                               =========              ============
 Pro forma provision for income taxes(1)..............                               $   1,131,902
 Pro forma net income(1)..............................                               $   1,770,412
                                                                                     =============
Balance Sheet Data
 Finance receivables..................................        $6,012,475             $  37,164,708
 Allowance for losses on receivables..................           326,792                   498,187
 Total assets.........................................         7,754,522                38,979,184
 Client holdbacks.....................................         2,362,800                 8,175,870
 Line of credit.......................................                                  16,374,318
 Total liabilities....................................         2,629,651                26,140,008
 Partners' capital....................................         5,124,871                12,839,176

-------------------
(1) Net income for HealthCare Financial Partners, Inc. and DEL combined is presented with DEL on a partnership reporting basis for tax purposes and net income for Funding is presented on a partnership reporting basis for tax purposes (i.e. no provision for income tax included in their historical financial statements). A pro forma tax rate of 39% was applied to calculate the pro forma income tax provision and the pro forma net income amounts.
(2) Historical earnings per share is not presented because it is not meaningful due to the partnership reporting basis for DEL and Funding and to the Reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Pro Forma Results of Operations" for pro forma net income per share information.
(3) Includes $430,000 of fees resulting from the acquisition of certain receivables from MediMax. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

            The Company is a specialty finance company offering asset-based financing to healthcare service providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practices. The Company targets small and middle market healthcare service providers with financing needs in the $100,000 to $10 million range in those healthcare sub-markets where growth, consolidation or restructuring appear likely in the near to medium term. From its inception in September, 1993 through December 31, 1996, the Company has advanced $666.5 million to its clients in over 200 transactions, including $470.3 million in the year ended December 31, 1996. The Company had 130 clients as of December 31, 1996, of which 64 were affiliates of one or more clients. The average amount outstanding per client or affiliated client group at December 31, 1996 was approximately $1.0 million. For the year ended December 31, 1995, the Company's pro forma net income was $1.5 million, and for the year ended December 31, 1996 the Company's pro forma net income was $3.0 million. See "-- Pro Forma Results of Operations".

            From its inception in September 1993, through the year ended December 31, 1995, the Company principally originated finance receivables through the AR Advance Program. The AR Advance Program was characterized by high and varying yields, as a result of the differing terms of AR Advance Program transactions negotiated with individual clients. The yield on finance receivables generated under the AR Advance Program was 26.9% during the year ended December 31, 1995, and 19.2% during the year ended December 31, 1996. By December 31, 1996, the finance receivables originated through the Company's ABL Program had grown to 52.9% of total finance receivables, as the Company focused its marketing efforts on larger balance, prime-rate based ABL Program advances to more creditworthy borrowers. ABL Program advances are characterized by lower overall yields than AR Advance Program advances, but provide the Company with the opportunity to expand the range of potential clients while reducing costs as a percentage of finance receivables. The yield on finance receivables generated under the ABL Program was 17.1% during the year ended December 31, 1996. The Company anticipates that finance receivables generated under the ABL Program will account for a significant majority of its finance receivables in future periods. As a result, the Company's overall yield on finance receivables, which was 18.4% for the year ended December 31, 1996, is expected to decline gradually (assuming a stable interest rate environment) to approach the yields generated by the ABL Program.

            In September 1995, the Company purchased certain finance receivables of healthcare service providers of MediMax, an unrelated third party in the business of providing advances against accounts receivable in a manner similar to the AR Advance Program. The Company paid $7.5 million for such receivables, net of purchase discount of $430,000. The discount was taken into income during the fourth quarter of 1995 when the receivables were collected. Certain of the healthcare service providers subsequently elected to become clients of the Company.

            The Company is a Delaware corporation which was organized in April, 1993 and commenced its business in September, 1993. Until September 13, 1996 the Company's name was HealthPartners Financial Corporation. On that date its corporate name was changed to HealthCare Financial Partners, Inc.

The Reorganization

            Prior to the Offering, the Company conducted its operations principally in its capacity as the general partner of Funding and DEL. Management concluded that the Company's future financial position and results of operations would be enhanced if the Company directly owned the portfolio assets of each of these limited partnerships and the transactions described below (the "Reorganization") were effected by the Company prior to or simultaneously with the Offering. See "Certain Relationships and Related Transactions."

            Effective as of September 1, 1996, Funding acquired all of the net assets of DEL, consisting principally of finance receivables, for $486,630 in cash, which amount approximated the fair value of DEL's net assets. Following the acquisition, DEL distributed the purchase price to its partners and was dissolved. The purpose of the transaction was to consolidate the assets of DEL and Funding in anticipation of the acquisition by the Company of the limited partnership interests of Funding described below. See "Certain Relationships and Related Transactions."

            Effective upon completion of the Offering, the Company acquired from HealthPartners Investors, L.L.C. ("HP Investors"), the sole limited partner of Funding, all of the limited partnership interests in Funding and paid the $21.8 million purchase price for such assets from the proceeds of the Initial Public Offering. Such purchase price represented the limited partner's interest in the net assets of Funding and approximated both the fair value and book value of the net assets. Funding was subsequently liquidated and dissolved, and all of its net assets at the date of transfer, consisting principally of advances made under the ABL Program and the AR Advance Program were transferred to the Company.

            In connection with the liquidation of Funding, Farallon and RR Capital Partners, L.P. ("RR Partners"), the only two members of HP Investors, exercised warrants for the purchase of an aggregate of 379,998 shares of Common Stock acquired on December 28, 1994 for an aggregate payment of $500, which represented the fair value of the warrants at that date. No additional consideration was paid in connection with the exercise of the warrants. HP Investors transferred the warrants to Farallon and RR Partners in contemplation of the liquidation of Funding.

            In November 1996, Fleet made available to the Company a line of credit which prior to such time had been available to Funding. This line of credit currently enables the Company to borrow from Fleet up to $35 million. See "Business--Capital Resources."

Pro Forma Financial Information

            In recognition of the Company's Reorganization, management believes a discussion and analysis of the Company's financial condition and results of operations is most effectively presented on a pro forma basis. To provide a context for this, the following information reflects pro forma statements of operations for each of the years in the two year period ended December 31, 1996 as if the Reorganization had occurred as of the beginning of those operating periods.

Pro Forma Statements of Operations


                                                                      For the year ended December 31, 1995
                                       -------------------------------------------------------------------------------------------
                                        HealthCare Financial
                                           Partners, Inc.
                                              and DEL
                                             (Combined)                   Funding            Pro Forma             Pro Forma,
                                            (Historical)               (Historical)       Adjustments(1)           As Adjusted
                                       ----------------------        --------------      ---------------          --------------
Fee and interest income
  Fee income.........................          $  565,512                 $4,248,992 (2)                              $4,814,504 (2)
  Interest income....................                                        403,659                                     403,659
                                               ----------                 ----------                                  ----------
  Total fee and interest income                   565,512                  4,652,651                                   5,218,163
Interest expense.....................              79,671                    554,885                                     634,556
                                               ----------                 ----------                                  ----------
  Net fee and interest income........             485,841                  4,097,766                                   4,583,607
Provision for losses on
receivables..........................              45,993                    171,395                                     217,388
                                               ----------                 ----------                                  ----------
  Net fee and interest income
    after provision for losses on
    receivables......................             439,848                  3,926,371                                   4,366,219
Operating expenses...................           1,472,240                  1,024,057          $  (400,000)(a)          2,096,297
Other income.........................           1,221,837                                        (997,146)(a)            224,691
                                                ---------                 ----------          ------------            ----------
Income before income taxes
(benefit)............................             189,445                  2,902,314             (597,146)             2,494,613
Income taxes (benefit)...............              (5,892)                                       (978,791)(b)            972,899
                                             ------------                 ----------          ------------           -----------
Net income...........................          $  195,337                 $2,902,314          $(1,575,937)            $1,521,714
                                                =========                  =========           ===========             =========

Pro forma net income per share (3)...                                                                                       $.26
                                                                                                                            ====
Pro forma weighted average
shares outstanding (3)...............                                                                                  5,938,372
                                                                                                                       =========

--------------
(1) Pro Forma Statements of Operations adjustments reflect the following:
            (a) The elimination of transactions between the Company and Funding, which consist of management fees paid/received and the elimination of the Company's income from its investment in Funding.
            (b) The provisions for income taxes (at an estimated effective tax rate of 39%) for DEL and Funding which previously were not subject to such taxes as partnership.

(2) Included $430,000 of fees resulting from the acquisition of certain receivables of Medimax. See "--Overview".

(3) Pro forma net income per share was computed by dividing pro forma net income by the pro forma weighted average shares outstanding, which gives effect to the Reorganization.



                                                               For the year ended December 31, 1996
                                              ----------------------------------------------------------------

                                              HealthCare Financial
                                                 Partners, Inc.
                                                 (Consolidated)               Pro Forma            Pro Forma,
                                                  (Historical)             Adjustments(1)          As Adjusted
                                               --------------------        --------------          -----------
Fee and interest income
  Fee income..............................      $8,518,215                                         $8,518,215
  Interest income.........................       3,497,756                                          3,497,756
                                                ----------                                         ----------
  Total fee and interest income...........      12,015,971                                         12,015,971
Interest expense..........................       3,408,562                                          3,408,562
                                                ----------                                         ----------
  Net fee and interest income.............       8,607,409                                          8,607,409
Provision for losses on receivables.......         656,116                                            656,116
                                               -----------                                         ----------
  Net fee and interest income
    after provision for losses on
     receivables..........................       7,951,293                                          7,951,293
Operating expenses........................       3,326,994                                          3,326,994
Other income..............................         233,982                                            233,982
                                                ----------                                        -----------
Income before deduction of
  preacquisition earnings and income
  taxes...................................       4,858,281                                          4,858,281

Deduction of preacquisition earnings....         4,289,859                 $(4,289,859)(a)                 --
                                               -----------                 -----------            -----------
Income before income Taxes .............           568,422                   4,289,859              4,858,281

Income taxes..............................          38,860                   1,855,870 (b)          1,894,730
                                               -----------                 -----------            -----------

Net income................................      $  529,562                 $ 2,433,989             $2,963,551
                                                ==========                 ============            ==========
Pro forma net income per share (2)........                                                               $.50
                                                                                                         ====
Pro forma weighted average shares
outstanding (2)...........................                                                          5,945,276
                                                                                                    =========

-------------------
(1)      Pro Forma Statements of Operations adjustments reflect the following:
         (a) The elimination of preacquisition earnings allocated to limited partners of Funding and DEL.
         (b) The provisions for income taxes (at an estimated effective rate of 39%) on the pro forma earnings of the consolidated Company, including those of DEL and Funding which were previously not subject to income taxes as partnerships.
(2) Pro forma net income per share was computed by dividing pro forma net income by the pro forma weighted average shares outstanding, which gives effect to the Reorganization.


         The following discussion should be read in conjunction with the information under "Selected Financial Data" and the combined financial statements, including the notes thereto, of HealthCare Financial Partners, Inc. and DEL, the consolidated financial statements, including the notes thereto, of HealthCare Financial Partners, Inc. and the financial statements of Funding, including the notes thereto, appearing elsewhere in Item 8.

         The following table provides certain unaudited pro forma financial information as of and for the periods indicated. The Pro Forma Statements of Operations and Other Data reflect the Reorganization and are prepared on the same basis as the Pro Forma Statements of Operations preceding.


                                                                                    Pro Forma for the Year Ended
                                                                  --------------------------------------------------------------
                                                                       1994                  1995                  1996
                                                                  -----------------   ----------------      --------------------
Pro Forma Statements of Operations
Fee and interest income:
      Fee Income.........................................        $       291,752         $   4,814,504     (1)  $      8,518,215
      Interest Income....................................                  2,770               403,659                 3,497,756
                                                                 ---------------       ---------------           ---------------
           Total fee and interest income.................                294,522             5,218,163                12,015,971
Interest Expense.........................................                  3,975               634,556                 3,408,562
                                                                 ---------------       ---------------           ---------------
           Net fee and interest income...................                290,547             4,583,607                 8,607,409
Provision for losses on receivables......................                328,894               217,388                   656,116
                                                                 ---------------       ---------------           ---------------
           Net fee and interest income (loss) after
             provision for losses on receivables.........               (38,347)             4,366,219                 7,951,293
Operating expenses.......................................                485,831             2,096,297                 3,326,994
Other income.............................................                289,994               224,691                   233,982
                                                                 ---------------       ---------------           ---------------
Income (loss) before income taxes........................              (234,184)             2,494,613                 4,858,281
Income taxes.............................................                                      972,899                 1,894,730
                                                                 ---------------       ---------------           ---------------

Pro forma net income (loss)..............................        $     (234,184)         $   1,521,714           $     2,963,551
                                                                 ===============       ===============           ===============

Pro forma net income (loss) per share....................        $         (.04)         $         .26           $           .50
                                                                 ===============       ===============           ===============

Pro forma weighted average shares outstanding............              5,938,372             5,938,372                 5,945,276
                                                                 ===============       ===============           ===============

                                                                                         As of December 31,
                                                                 ---------------------------------------------------------------
                                                                       1994                  1995                      1996
                                                                 -----------------     ----------------          ---------------
Other Data

Finance receivables--AR Advance Program..................        $     6,236,663        $   32,443,023            $  42,076,211
Finance receivables--ABL Program(2)......................                                    6,270,629               47,252,717
                                                                 ---------------        --------------             ------------
           Total finance receivables.....................        $     6,236,663        $   38,713,652            $  89,328,928
                                                                 ===============        ==============            =============

---------------
(1) Includes $430,000 of fees resulting from the acquisition of certain receivables from MediMax. See "--Overview"
(2) Includes $2.5 million of STL Program loans.

Pro Forma Results of Operations

Year ended December 31, 1996 Compared to the Year Ended December 31, 1995

            Total fee and interest income increased from $5.2 million for the year ended December 31, 1995 to $12.0 million for the year ended December 31, 1996, an increase of 130.3%. The increase principally resulted from an increase of $45.6 million in average finance receivables outstanding due to the Company's introduction of the ABL Program during the last quarter of 1995 and a corresponding increase of $41.0 million in ABL Program receivables from December 31, 1995 to December 31, 1996. Interest earned from the ABL Program increased from $403,659 for the year ended December 31, 1995 to $3.5 million for the year ended December 31, 1996, which accounted for $3.1 million of the $6.8 million growth in total fee and interest income between the periods. The Company increased its client base in the AR Advance Program from 72 clients at December 31, 1995 to 84 clients at December 31, 1996. Additionally, existing clients increased their average borrowings from the Company in 1996 as compared to the prior year. Because the yield on finance receivables declined markedly from 26.4% in the year ended December 31, 1995 to 18.4% in the year ended December 31, 1996, the increase in fee and interest income was due to growth in the volume of finance receivables, and was somewhat offset by the decline in yield. The yield on finance receivables for the year ended December 31, 1996 was lower due to a substantially greater volume of ABL Program finance receivables outstanding during the year ended December 31, 1996, which have lower yields when compared to the finance receivables in the AR Advance Program. Interest expense increased from $634,556 for the year ended December 31, 1995 to $3.4 million for 1996. However, the Company's average cost of borrowed funds decreased from 11.8% for the year ended December 31, 1995 to 9.7% for the year ended December 31, 1996. This increase in interest expense was the result of higher average borrowings required to support the Company's growth. Prior to March 1995, the Company's financing was solely obtained through equity. Subsequent to March 1995, the Company increasingly relied on borrowed funds to finance its growth. Because of the Company's overall growth in finance receivables and increased leverage, net fee and interest income increased from $4.6 million for the year ended December 31, 1995 to $8.6 million for the year ended December 31, 1996. The increased interest expense from increased borrowings, combined with a lower yield on finance receivables, resulted in a significant decrease in the annualized net interest margin from 23.2% for the year ended December 31, 1995 to 13.2% for the year ended December 31, 1996.

            The Company's provisions for losses on receivables increased from $217,388 for the year ended December 31, 1995 to $656,116 for the year ended December 31, 1996. This increase is attributable to an increase in outstanding finance receivables and an increase in the Company's average client balances, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. The Company experienced no credit losses in either period.

            Operating expenses increased from $2.1 million for the year ended December 31, 1995 to $3.3 million for the year ended December 31, 1996, a 58.7% increase. This increase was the result of a 36.1% increase in compensation and benefits due to hiring additional personnel as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

            Other income increased slightly from $224,691 for the year ended December 31, 1995 to $233,982 for the year ended December 31, 1996.

            Net income increased from $1.5 million for the year ended December 31, 1995 to $3.0 million for the year ended December 31, 1996, a 94.8% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

            Total fee and interest income increased from $294,522 for the year ended December 31, 1994 to $5.2 million for the year ended December 31, 1995. This increase was principally the result of a $15.8 million increase in average finance receivables during 1995. The increase in finance receivables was a result of the Company's ability to attract new clients and the Company's ability to acquire additional finance receivables from existing clients. The Company initiated the ABL Program in the third quarter of 1995. The Company had no clients in the ABL Program in 1994. By December 31, 1995, it had 13 clients participating in the ABL Program. The interest earned in the ABL Program accounts for $383,752 of the $4.9 million growth in fee and interest income for this period. Additionally the Company, through increased marketing efforts, increased its client base in the AR Advance Program from 37 to 72 clients, a 94.6% increase. Acquisition of finance receivables also increased during this period. Additionally, in September, 1995, the Company purchased the receivables of certain clients of MediMax. The Company paid $7.5 million for such receivables, net of a purchase discount of $430,000, which was included in income in the fourth quarter of 1995. Since the annualized yield on finance receivables increased from 21.6% at December 31, 1994 to 26.4% at December 31, 1995, the increase in total fee and interest income was due to both growth in finance receivables and increase in yield. Interest expense increased from $3,975 for the year ended December 31, 1994 to $634,556 for the year ended December 31, 1995. This increase in interest expense was the result of the commencement of borrowings, beginning in March 1995, to support the Company's growth. The average cost of borrowed funds for the year ended December 31, 1995 was 11.8%. Because of the Company's overall growth and increased leverage, net fee and interest income increased from $290,547 for the period ended December 31, 1994, to $4.6 million for the period ended December 31, 1995. Despite this increase in borrowings, and due to the increased yield on finance receivables, the net interest margin increased from 21.5% for the year ended December 31, 1994, to 23.2% for the year ended December 31, 1995.

            The Company's provision for credit losses decreased from $328,894 for the year ended December 31, 1994 to $217,388 for the year ended December 31, 1995, a 33.9% decrease. This decrease is primarily attributable to a decrease in the Company's average client balances, one of the factors considered by the Company in assessing the adequacy of its allowance for possible losses on receivables. See "--Quarterly Financial Data." The Company experienced no credit losses in either year.

            Operating expenses increased from $485,831 for the year ended December 31, 1994 to $2.1 million for the year ended December 31, 1995, a 331.5% increase. This increase was directly related to the expansion of the Company's operations, and was the result of an increase of 510.2% in compensation and benefits due to hiring additional personnel, 393.8% in professional fees due to growth in financing activities, 121.4% in rent expense due to leasing of additional space as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

            Other income decreased from $289,994 for the year ended December 31, 1994 to $224,691 for the year ended December 31, 1995, a 22.5% decrease, as a result of reduced balances under a servicing arrangement with a client.

            Net income increased from a loss of $234,184 for the year ended December 31, 1994 to net income of $1.5 million for the year ended December 31, 1995, primarily as a result of the overall growth in the Company's finance receivables described above.

Pro Forma Quarterly Financial Data

The following table summarizes unaudited pro forma quarterly operating results for the most recent eight fiscal quarters. The Pro Forma Quarterly Financial Data reflect the Reorganization and are prepared on the same basis as the Pro Forma Financial Information preceding.


                                                                                             For the Quarters Ended

                                                March 31,         June 30,            Sept. 30,        Dec. 31,         March 31,
                                                  1995              1995                1995             1995             1996
                                                --------          --------            --------         --------         --------
Fee and interest income
  Fee income...............................     $   707,666      $  802,421         $1,304,704        $1,999,713        $1,869,433
  Interest income..........................          9,366           50,376            103,624           240,293           411,703
                                                ----------        ---------         ----------        ----------        ----------
     Total fee and interest income.........        717,032          852,797          1,408,328         2,240,006         2,281,136
Interest expense...........................          3,883          108,895            140,582           381,196           580,030
                                                ----------        ---------         ----------        ----------        ----------
  Net fee and interest income..............        713,149          743,902          1,267,746         1,858,810         1,701,106
Provision for losses on receivables........                         217,388                                                343,155
                                                ----------        ---------         ----------        ----------        ----------
  Net fee and interest income after
     provision for losses on receivables...        713,149          526,514          1,267,746         1,858,810         1,357,951
Operating expenses.........................        361,666          288,880            556,892           888,859           676,627
Other income...............................         45,377           47,857             93,278            38,179            10,000
                                                ----------       --------------    --------------    --------------    ----------
Income before income taxes.................        396,860          285,491            804,132         1,008,130           691,324
Income taxes...............................       154,776           111,341           313,611           393,171            269,617
                                             ---------------     ----------        ----------         ----------        ----------
Pro forma net income.......................     $  242,084        $ 174,150         $  490,521        $  614,959        $  421,707
                                                 =========         ========          =========         =========         =========

                                                           For the Quarters Ended

                                                  June 30,        Sept. 30      Dec. 31
                                                    1996            1996          1996
                                                  --------        --------      ------
Fee and interest income
  Fee income...............................     $2,090,853      $2,117,004     $2,440,925
  Interest income..........................        792,307       1,006,997      1,286,749
                                                ----------      ----------     ----------
     Total fee and interest income.........      2,883,160       3,124,001      3,727,674
Interest expense...........................        801,126         923,175      1,104,231
                                                ----------      ----------     ----------
  Net fee and interest income..............      2,082,034       2,200,826      2,623,443
Provision for losses on receivables........         53,646         216,315         43,000
                                                ----------      ----------     ----------
  Net fee and interest income after
     provision for losses on receivables...      2,028,388       1,984,511      2,580,443
Operating expenses.........................        809,392         796,226      1,044,749
Other income...............................          8,000         153,651         62,331
                                               -----------     ------------   -----------
Income before income taxes.................      1,226,996       1,341,936      1,598,025
Income taxes...............................        478,528         523,355        623,230
                                                  ----------     ----------     -----------
Pro forma net income.......................     $  748,468      $  818,581     $  974,795
                                                 =========       =========      =========

            The Company's quarterly results of operations are not generally affected by seasonal factors.

            The Company's historical methodology for assessing the adequacy of its allowance for possible losses on receivables focused, in significant part, on the average per client amount of finance receivables outstanding. This caused the quarterly provisions for losses on receivables to fluctuate as average client balances varied due to the Company's growth and the mix of finance receivables generated from the ABL Program and the AR Advance Program changed over time. Given the current level of the allowance, the Company does not anticipate that the provision for losses on receivables in future quarterly periods will reflect the level of variability experienced historically. In future periods, the Company anticipates that quarterly provisions will be made primarily based on changes in overall portfolio size and composition, and, to the extent required, based on analysis of credit risks in particular transactions.

            The results of operations for the quarter ended December 31, 1995 were impacted by the Company's acquisition of certain assets from MediMax. See "--Overview."

Excess Collateral and Client Holdbacks

            The Company's primary protection against credit losses is the Excess Collateral, which consists of client accounts receivable due from third-party payors which collateralize advances under the ABL Program and against which the Company makes advances under the AR Advance Program. The Company obtains a first priority security interest in all of the client's accounts receivable, including receivables not financed by the Company. As a result, amounts paid or advanced to clients with respect to specific accounts receivable are cross-collateralized by the Company's security interest in other accounts receivable of the client. In addition, the Company frequently obtains a security interest in other assets of a client and maintains a provision for losses on receivables.

            Under the ABL Program, the Company will extend credit only up to a maximum percentage, ranging from 65% to 85%, of the estimated net collectible value of the accounts receivable due from third-party payors. The Company obtains a first priority security interest in all of a client's accounts receivable, and may apply payments received with respect to the full amount of the client's accounts receivable to offset any amounts due from the client. The estimated net collectible value of a client's accounts receivable thus exceeds at any time amounts advanced under the ABL Program secured by such accounts receivable.

            Under the AR Advance Program, the Company purchases a client's accounts receivable at a discount from the estimated net collectible value of the accounts receivable. The Company will advance only 65% to 85% of the purchase price of any batch of accounts receivable purchased. The excess of the purchase price for a batch of receivables over the amount advanced with respect to such batch (a "client holdback") is treated as a reserve and provides additional security to the Company, insofar as holdback amounts may be applied to offset amounts due with respect to the related batch of client receivables, or any other batch of client receivables. As is the case with the ABL Program, the Company obtains a first priority security interest in all of the client's accounts receivable.

            In addition, under both programs the Company frequently obtains a security interest in other assets of a client and may have recourse against personal assets of the principals or parent company of a client. See "Risk Factors--Dilution of Client Receivables; Government Right of Offset."

            Under the STL Program, the Company's term loans to clients are secured by a lien on various types of collateral, such as accounts receivable, real estate, equipment, inventory and stock, depending on the circumstances of each loan and the availability of collateral.

            The Company's results of operations are affected by its collections of client accounts receivable. The Company's turnover of its finance receivables, calculated by dividing total collections of client accounts receivable for each of the following quarters by the average month-end balance of finance receivables during such quarter, was 3.7x for the quarter ended March 31, 1995, 2.5x for the quarter ended June 30, 1995, 2.8x for the quarter ended September 30, 1995, 2.8x for the quarter ended December 31, 1995, 2.4x for the quarter ended March 31, 1996, 2.4x for the quarter ended June 30, 1996, 3.7x for the quarter ended September 30, 1996, and 3.5 x for the quarter ended December 31, 1996.

Provision and Allowance for Possible Losses on Receivables

            The Company regularly reviews its outstanding advances and purchased accounts receivable to determine the adequacy of its allowance for possible losses on receivables. To date, the Company has experienced no credit losses. The allowance for possible losses on receivables is maintained at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables. In evaluating the adequacy of the allowance, management of the Company considers trends in healthcare sub- markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, Excess Collateral, and underwriting policies, among other items. As of December 31, 1996, the Company's general reserve was $1,078,992 or 1.2% of finance receivables. To the extent that management deems specific finance receivable advances to be wholly or partially uncollectible, the Company establishes a specific loss reserve equal to such amount. At December 31, 1996, the Company had no specific reserves. In the opinion of management, based on a review of the Company's portfolio, the reserve for losses on receivables is adequate at this time, although there can be no assurance that such reserve will be adequate in the future. See "--Quarterly Financial Data."

Liquidity and Capital Resources

            Cash flows resulting from operating activities have provided sources of cash amounting to $185,016, $3.8 million and $6.2 million ($1.9 million after giving effect to the limited partners' pre-acquisition earnings) for the years ended December 31, 1994 , 1995 and 1996, respectively. The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities are derived from cash payments for compensation and employee benefits, rent expense, and professional fees. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its AR Advance Program and ABL Program. The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. These financing activities have occurred from both debt and equity sources. The debt financing has been generated from draws on the Bank Facility and the sale of commercial paper through the CP Facility. The sources of equity financing were primarily from limited partner capital contributions prior to the Reorganization and the Initial Public Offering. Subsequent to the Initial Public Offering, the limited partnership interest was purchased using a significant portion of the offering proceeds, the limited partnership was dissolved and its assets transferred to the Company. The Company increased its outstanding balances under the Bank Facility by $17.8 million during the year ended December 31, 1995 and by $4.0 million during the year ended December 31, 1996. The lesser increase in 1996 reflects the availability of the CP Facility. The Bank Facility was not available during the year ended December 31, 1994 and the Company relied upon its equity sources to provide the necessary funds to acquire finance receivables during that year. The limited partners provided capital contributions of $5.4 million, $7.6 million and $12.0 million during the years ended December 31, 1994 ,1995 and 1996, respectively. During those periods, the limited partners also received cash distributions from their capital accounts of $145,843 and $2.4 million during the years ended December 31, 1994 and 1995, respectively; and $6.5 million prior to the Initial Public Offering. Subsequent to the Initial Public Offering all of the limited partners' capital was returned to them. On December 5, 1996, the Company entered into an agreement with ING for $100 million of financing under the CP Facility. As of December 31, 1996, $37.2 million of commercial paper was outstanding under the CP Facility.

            In conjunction with the Reorganization and in contemplation of the Initial Public Offering, at the request of the Company, Fleet increased the committed line of credit under the Bank Facility from $35 million to $50 million. This commitment was reduced to $35 million on January 1, 1997. The Bank Facility is a revolving line of credit. The interest rates payable by the Company under the Bank Facility adjust, based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 3.0%. As of December 31, 1996, $21.8 million was outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5.0 million and a ratio of total debt to equity of not more than 3.0 to 1.0. In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined in the Bank Facility) in excess of $1.0 million. The intercreditor arrangements entered into in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio. At December 31, 1996, the Company was in compliance with all of its covenants under the Bank Facility. The expiration date for the Bank Facility is March 9, 1998, subject to automatic renewal for one-year periods thereafter unless terminated by Fleet, which requires six months prior written notice. See "Business--Capital Resources."

            Under the terms of the CP Facility, the Company is able to borrow up to $100 million. As of December 31, 1996, in order to reduce unused line fees under the CP Facility the Company maintained a $50 million borrowing limit under the CP Facility which limit can be increased by the Company in $25 million increments to $100 million upon notice to ING. The CP Facility requires the Company to transfer advances and related receivables under its ABL Program or its AR Advance Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. As of December 31, 1996, $37.2 million of commercial paper was outstanding under the CP Facility. The CP Facility requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $20 million and to make advances in excess of $50 million in the event the Company fails to maintain a tangible net worth of at least $25 million. At December 31, 1996, the Company was in compliance with all of its covenants under the CP Facility. The maturity date for the CP Facility is December 5, 2001. However, the commercial paper program may be terminated by the Company at anytime after December 5, 1999, without penalty. See "Business--Capital Resources."

            The Company requires substantial capital to finance its business. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability and the terms of financing. In addition to the proceeds from this Offering, the Company expects to fund its future financing activities principally from (i) the CP Facility, which expires on December 5, 2001, (ii) the Bank Facility, which expires on March 9, 1998, subject to automatic renewals for one-year periods thereafter unless terminated by Fleet, and (iii) Funding II with respect to which the funding commitment expires on February 21, 1999. While the Company expects to be able to obtain new financing facilities or renew these existing financing facilities and to have continued access to other sources of credit after expiration of these facilities, there is no assurance that such financing will be available, or, if available, that it will be on terms favorable to the Company.

Interest Rate Sensitivity

            Interest rate sensitivity refers to the change in interest spread between the yield on the Company's portfolio and the cost of funds necessary to finance the portfolio (i.e., the Bank Facility and the CP Facility) resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings are affected. The interest rates charged on the ABL Program adjust based upon changes in the prime rate. The fees charged on the AR Advance Program are fixed at the time of any advance against a batch of receivables, although such fees may increase depending upon the timing of collections of receivables within the batch. The interest rates on the Company's term loans are generally fixed at origination for stated maturities generally of one year or less. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 3.0%. The interest rate on the CP Facility adjusts based upon changes in commercial paper rates. Because the Company expects to finance most of the ABL Program activity through the CP Facility, there exists some interest rate risk since the interest rate on advances to the Company's clients under the ABL Program will adjust based on the prime rate, and the interest rate on most of the Company's liabilities under the CP Facility will adjust based on commercial paper rates. Such limited interest rate sensitivity on the ABL Program portfolio is not expected to have a material effect on the Company's net interest income if interest rates change. Additionally, because the AR Advance Program portfolio's fees are generally fixed and will be financed with both the proposed CP Facility and the Bank Facility which adjust with changes in commercial paper rates and the prime rate, respectively, there exists interest rate sensitivity with respect to the AR Advance portfolio which, if interest rates increase significantly, could have a material adverse effect on the Company's net interest income. However, this interest rate sensitivity is mitigated by the fact that the Company does not make long-term commitments in the AR Advance Program and therefore retains substantial flexibility to negotiate fees based on changes in interest rates. Interest rate sensitivity also exists with respect to the Company's term loans under the STL Program which at December 31, 1996 constituted less than 2.5% of the Company's assets. Such interest rate sensitivity with respect to STL Program loans is expected to be minimized in the future as adjustable rates are charged on new loans.

Inflation

            Inflation has not had a significant effect on the Company's operating results to date.

Historical Financial Condition and Historical Results of Operations

            Due to the structure of the Company's operations prior to the Reorganization, the Company's historical financial condition and results of operations are not comparable to the Company's operations following the Reorganization and the Offering which include the results of operations of Funding, acquired subsequent to the Offering. The following discussion only pertains to the Company's historical financial condition and results of operations, and therefore should be read in conjunction with "Selected Financial Data," the combined financial statements, including the notes thereto of HealthCare Financial Partners, Inc. and DEL, the consolidated financial statements, including the notes thereto of HealthCare Financial Partners, Inc. and the financial statements, including the notes thereto of Funding. See "--Pro Forma Results of Operations."

HealthCare Financial Partners, Inc. (and DEL) Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

            Total fee income increased from $565,512 for the year ended December 31, 1995 to $12.0 million for the year ended December 31, 1996. This increase was the result of an increase of $63.9 million in average finance receivables for the year ended December 31, 1996, compared to the year ended December 31, 1995. This increase in finance receivables was due to the acquisition of the net assets of Funding as well as increased marketing efforts to new clients and acquisition of additional finance receivables from existing clients during this period. Since the yield on finance receivables decreased from 33.1% at December 31, 1995 to 18.4% at December 31, 1996, the increase in total fee and interest income was due primarily to growth in finance receivables. Interest expense increased from $79,671 for the year ended December 31, 1995 to $3.4 million for the year ended December 31, 1996. This increase in interest expense was the result of higher average borrowings to support the growth of HealthCare Financial Partners, Inc. and DEL. Prior to March 1995, HealthCare Financial Partners, Inc. and DEL financed their operations solely through equity. The use of borrowings financed the growth of HealthCare Financial Partners, Inc. and DEL after March 1995. The average cost of funds decreased from 11.3% for the year ended December 31, 1995 to 9.7% for the year ended December 31, 1996. Because of the overall growth of HealthCare Financial Partners, Inc. and DEL and increased leverage, net fee and interest income increased from $485,841 for the year ended December 31, 1995 to $8.6 million for the year ended December 31, 1996. The decrease in the yield on finance receivables, although mitigated by a lower cost of funds, resulted in a decrease in the net interest margin from 28.1% for the year ended December 31, 1995 to 13.2% for the year ended December 31, 1996.

            The provision for losses on receivables increased from $45,993 for the year ended December 31, 1995 to $656,116 for the year ended December 31, 1996. This increase is primarily attributable to an increase in outstanding finance receivables. Neither HealthCare Financial Partners, Inc. nor DEL experienced credit losses in either year.

            Operating expenses increased from $1.5 million for the year ended December 31, 1995 to $3.3 million for the year ended December 31, 1996, a 126.0% increase. This increase was a result of increases of 36.1% in compensation and benefits due to hiring additional personnel, 84.4% in professional fees due to growth in financing activities, as well increases in other operating expenses which were necessary to support the expansion of the operations of HealthCare Financial Partners, Inc. and DEL.

            Other income, consisting primarily of amounts paid by Funding as management fees and partnership income prior to the Reorganization, decreased from $1.2 million for the year ended December 31, 1995 to $233,982 for the year ended December 31, 1996, as a result of the inclusion of Funding's operations with those of HealthCare Financial Partners due to the Reorganization and the elimination of intercompany income and expenses.

            Net income increased from $195,337 for the year ended December 31, 1995 to $529,562 for the year ended December 31, 1996, (after giving effect to the exclusion of the limited partners' income prior to the acquisition of Funding), a 171.1% increase, primarily as a result of the growth in finance receivables and other income as set forth above.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

            Total fee income increased from $13,036 for the year ended December 31, 1994 to $565,512 for the year ended December 31, 1995. This increase was the result of a $1.4 million increase in the average outstanding finance receivables for 1995 compared to 1994 due to increased marketing efforts to new clients and the acquisition of additional finance receivables from existing clients during this period. Additionally, the yield on finance receivables increased from 11.5% in 1994 to 36.9% in 1995. Thus, the growth in total fee and interest income was due to both the growth in the average outstanding finance receivables and the increase in the yield. The increase in interest expense from $3,975 for the year ended December 31, 1994 to $79,671 for the year ended December 31, 1995, was the result of the commencement of borrowings to support growth. Net fee and interest income increased from $9,061 for the year ended December 31, 1994 to $485,841 for the year ended December 31, 1995. This increase was attributable both to the overall growth in finance receivables, and to the increase in the net interest margin from 8.0% for the year ended December 31, 1994 to 31.7% for the year ended December 31, 1995. The average cost of funds for the year ended December 31, 1995 was 11.3%.

            The provision for losses on receivables increased from $2,102 for the year ended December 31, 1994 to $45,993 for the year ended December 31, 1995. This increase is primarily attributable to the increase in its outstanding finance receivables. Neither HealthCare Financial Partners, Inc. nor DEL experienced credit losses in either period.

            Operating expenses increased from $439,514 for the year ended December 31, 1994 to $1.5 million for the year ended December 31, 1995. These increases were the direct result of the increased level of activity in the year ended December 31, 1995. During that period, compensation and benefits increased 510.2%, due to hiring additional personnel, rent expense increased 121.4% due to the leasing of additional space and professional fees increased 156.3% due to growth in financing activities. Other operating expenses increased as well.

            Other income increased from $106,609 for the year ended December 31, 1994 to $1.2 million for the year ended December 31, 1995, as a result of the expansion of HealthCare Financial Partners, Inc., and DEL's operations.

            Net income increased from a loss of $325,946 for the year ended December 31, 1994 to net income of $195,337, for the year ended December 31, 1995, a 159.9% increase, primarily as a result of the growth in finance receivables and other income described above.

Year Ended December 31, 1994 Compared to Period Ended December 31, 1993

     Because HealthCare Financial Partners, Inc. and DEL had only limited operations for the period ended December 31, 1993, period-to-period comparisons are not meaningful.

Funding Results of Operations

Year Ended December 31, 1995 Compared to Period Ended December 31, 1994

            Total fee and interest income increased from $281,486 for the period December 31, 1994 to $4.7 million for the year ended December 31, 1995. Average outstanding finance receivables for 1995 increased by $14.4 million as compared with 1994. Several factors contributed to this increase: (i) Funding commenced operations in September, 1994; (ii) the partner's invested capital in Funding grew from $5.1 million at December 31, 1994 to $12.8 million at December 31, 1995; (iii) Funding initiated the ABL Program in 1995; and (iv) in September 1995, Funding purchased certain receivables of MediMax. See "--Overview". The annualized yield on finance receivables increased from 21.9% in 1994 to 25.6% in 1995. Thus, the increase in total fee and interest income can be attributed to increases in both yield and volume. Prior to March 1995, Funding financed its operations solely through equity. The use of borrowings financed the Company's growth after March, 1995. As a result, interest expense increased from $0 for the period ended December 31, 1994 to $554,885 for the year ended December 31, 1995. The average cost of funds for the year ended December 31, 1995 was 11.9%. Net fee and interest income increased from $281,486 for the period ended December 31, 1994 to $4.1 million for the year ended December 31, 1995. Although Funding did not have any interest expense in 1994, the annualized net interest margin increased slightly from 21.9% in 1994 to 22.5% in 1995. This increase in net interest margin was due to the increase in the yield on finance receivables. The increase in net fee and interest income can be attributed to growth in both volume and yield.

            Funding's provision for losses on receivables decreased from $326,792 for the period ended December 31, 1994 to $171,395 for the year ended December 31, 1995. This decrease is primarily attributable to a decrease in average client balances. Funding experienced no credit losses in either period.

            Operating expenses increased from $166,317 for the period ended December 31, 1994 to $1.0 million for the year ended December 31, 1995. This increase resulted from Funding's commencement of operations in September 1994 and to the increase in expenses necessary to support the increase in Funding's operations. Funding experienced an increase of 233.3% in management fees, 1,364.6% in professional fees due to growth in financing activities, 559.0% in licensing fees and increases in other operating costs, all related to the expansion of Funding's operations. Funding only operated for four months in 1994.

            Net income increased from a loss of $211,623 for the period ended December 31, 1994 to net income of $2.9 million for the year ended December 31, 1995, a direct result of overall growth in Funding's finance receivables described above.

Item 8.    Financial Statements and Supplementary Data

                         INDEX TO FINANCIAL STATEMENTS


HealthCare Financial Partners, Inc.

Report of Independent Auditors, Ernst & Young LLP..............................  38

Report of Independent Auditors, McGladrey & Pullen, LLP........................  39

Balance Sheets as of December 31, 1996 and 1995................................  40

Statements of Operations for the years ended December 31, 1996, 1995, and 1994.  41

Statements of Equity for the years ended December 31, 1996, 1995 and 1994......  42

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994..  43

Notes to Financial Statements..................................................  44


HealthPartners Funding, L.P.

Report of Independent Auditors, McGladrey & Pullen, LLP........................  53

Balance Sheets as of December 31, 1995 and 1994................................  54

Statements of Operations for the year ended December 31, 1995 and the period from September 12, 1994 (Date of Inception) through December 31, 1994..........  55

Statements of Partners' Capital for the year ended December 31, 1995 and the period from September 12, 1994 (Date of Inception) through December 31, 1994...  56

Statements of Cash Flows for the year ended December 31, 1995 and the period from September 12, 1994 (Date of Inception) through December 31, 1994..........  57

Notes to Financial Statements..................................................  58


                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
HealthCare Financial Partners, Inc.

     We have audited the accompanying consolidated balance sheet of HealthCare Financial Partners, Inc. as of December 31, 1996, and the related consolidated statements of operations, equity, and cash flows for the year then ended. These financial statements are the responsibility of management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthCare Financial Partners, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                        Ernst & Young LLP

Washington, D.C.
February 10, 1997

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
HealthCare Financial Partners, Inc.

     We have audited the accompanying combined balance sheets of HealthCare Financial Partners, Inc. and HealthPartners DEL, L.P., a limited partnership, as of December 31, 1995 and the related combined statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of management of the Company and the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Financial Partners, Inc. and HealthPartners DEL, L.P. as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                        McGladrey & Pullen, LLP

Richmond, Virginia
September 13, 1996

                      HEALTHCARE FINANCIAL PARTNERS, INC.


                                BALANCE SHEETS

                                                            December 31,
                                                       ---------------------
                                                        1996           1995
                                                     ----------     ----------
                                                   (Consolidated)   (Combined)
                    ASSETS
Cash and cash equivalents.......................    $ 11,734,705
Finance receivables.............................      89,328,928    $2,552,441
Less:
   Allowance for losses on receivables..........       1,078,992        66,840
   Unearned discount fees.......................         723,804        55,676
                                                    ------------    ----------
       Net finance receivables..................      87,526,132     2,429,925
Accounts receivable from related parties........           5,576       129,696
Property and equipment..........................         223,397        76,140
Prepaid expenses and other......................       1,783,279        34,178
                                                    ------------    ----------
       Total assets.............................    $101,273,089    $2,669,939
                                                    ============    ==========
            LIABILITIES AND EQUITY

Cash overdraft..................................                    $   35,150
Line of credit..................................    $ 21,829,737     1,433,542
Commercial paper................................      37,209,098
Client holdbacks................................      11,739,326       814,607
Accounts payable to clients.....................       1,020,131
Amounts due to related parties..................         317,993       308,981
Accounts payable and accrued expenses...........       1,925,504        94,335
Notes payable to related parties................                        75,000
Notes payable...................................         126,389        21,198
Accrued interest................................         383,935        12,591
                                                    ------------    ----------
       Total liabilities........................      74,552,113     2,795,404

Equity
Limited partners' capital.......................                       415,305
Stockholders' equity (deficit):
   Preferred stock, par value $0.01 per share;
     10,000,000 shares authorized; none
     outstanding..................
   Common stock, par value $.01 per share;
     30,000,000 shares authorized; 6,214,991
     and 3,419,993 shares issued and
     outstanding, respectively..................          62,150        34,200
   Paid-in-capital..............................      26,704,234
   Retained deficit.............................         (45,408)     (574,970)
                                                    ------------    ----------
       Total stockholders' equity (deficit).....      26,720,976      (540,770)
                                                    ------------    ----------
       Total equity (deficit)...................      26,720,976      (125,465)
                                                    ------------    ----------
       Total liabilities and equity.............    $101,273,089    $2,669,939
                                                    ============    ==========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.


                           STATEMENTS OF OPERATIONS





                                                                Year Ended December 31,
                                                               -------------------------
                                                            1996            1995          1994
                                                         ----------      ----------    ----------
                                                       (Consolidated)    (Combined)    (Combined)
Fee and interest income:
     Discount fees................................        $ 6,783,704    $  469,964     $  12,460
     Commitment fees..............................            402,543
     Other fees...................................          1,331,968        95,548           576
     Interest income..............................          3,497,756
                                                          -----------    ----------     ---------
Total fee and interest income.....................         12,015,971       565,512        13,036
Interest expense..................................          3,408,562        79,671         3,975
                                                          -----------    ----------     ---------
Net fee and interest income.......................          8,607,409       485,841         9,061
Provision for losses on receivables...............            656,116        45,993         2,102
                                                          -----------    ----------     ---------
Net fee and interest income after provision for
  losses on receivables...........................          7,951,293       439,848         6,959
Operating expenses:
     Compensation and benefits....................          1,267,625       931,189       152,600
     Commissions..................................            463,499
     Professional fees............................            283,935       153,948        60,060
     Occupancy....................................            196,319       156,720        70,794
     Licensing fees...............................            136,283
     Other........................................            979,333       230,383       156,060
                                                          -----------    ----------     ---------
Total operating expenses..........................          3,326,994     1,472,240       439,514
Other income:
     Management fees from affiliates..............                          400,000       120,000
     Management fees from others..................                          224,691       286,023
     Income (loss) from limited partnership.......                          597,146      (303,385)
     Other........................................            233,982                       3,971
                                                          -----------    ----------     ---------
Total other income................................            233,982     1,221,837       106,609
                                                          -----------    ----------     ---------
Income (loss) before deduction of preacquisition
  earnings and income taxes (benefit).............          4,858,281       189,445      (325,946)
Deduction of preacquisition earnings..............          4,289,859
                                                          -----------    ----------     ---------
Income (loss) before income taxes (benefit).......            568,422       189,445      (325,946)
Income taxes (benefit)............................             38,860        (5,892)
                                                          -----------    ----------     ---------
Net income (loss).................................        $   529,562    $  195,337     $(325,946)
                                                          ===========    ==========     =========

Net income per share..............................        $       .13
                                                          ===========
Weighted average shares outstanding...............          4,064,071
                                                          ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                              STATEMENTS OF EQUITY

                                                                 Stockholders' Equity (Deficit)
                                             ---------------------------------------------------------------------------

                                               Limited                                                        Total
                                              Partners'    Common     Paid-in                                 Equity
                                               Capital      Stock     Capital      Deficit       Total       (Deficit)
                                             -----------  --------  -----------   ----------  ------------  ------------
Balance at January 1, 1994 (combined)....     $ 155,410   $ 1,710                 $ (31,066)  $   (29,356)  $   126,054
Issuance of 379,998 common stock
  warrants...............................                           $       500                       500           500
Conversion of $1.00 par value shares to
  $.01 par value shares..................                  (1,693)        1,693
Issuance of 3,418,283 shares of $.01 par
  value common stock.....................                  34,183        (2,193)    (24,494)        7,496         7,496
Capital contributions....................       123,830                                                         123,830
Net income (loss)........................        11,460                            (337,406)     (337,406)     (325,946)
Distributions to partners................      (145,843)                                                       (145,843)
                                              ---------   -------   -----------   ---------   -----------   -----------
Balance at December 31, 1994 (combined)..       144,857    34,200                  (392,966)     (358,766)     (213,909)
Capital contributions....................        89,021                                                          89,021
Net income (loss)........................       377,341                            (182,004)     (182,004)      195,337
Distributions to partners................      (195,914)                                                       (195,914)
                                              ---------   -------   -----------   ---------   -----------   -----------
Balance at December 31, 1995 (combined)..       415,305    34,200                  (574,970)     (540,770)     (125,465)
Issuance of 2,415,000 shares of $.01 par
  value common stock.....................                  24,150    26,708,034                26,732,184    26,732,184
Conversion of common stock warrants to
  379,998 shares of $.01 par value common
  stock..................................                   3,800        (3,800)
Net distributions to partners............      (415,305)                                                       (415,305)
Net income...............................                                           529,562       529,562       529,562
                                              ---------   -------   -----------   ---------   -----------   -----------
Balance at December 31, 1996
  (consolidated).........................     $      --   $62,150   $26,704,234   $ (45,408)  $26,720,976   $26,720,976
                                              =========   =======   ===========   =========   ===========   ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                            STATEMENTS OF CASH FLOWS



                                                            Year Ended December 31,
                                                   -----------------------------------------
                                                        1996           1995         1994
                                                   --------------  ------------  -----------
                                                   (Consolidated)   (Combined)   (Combined)
Operating activities
 Net income (loss)...............................   $    529,562   $   195,337    $(325,946)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operations:
  Depreciation...................................         77,916        17,309       11,817
  Provision for losses on receivables............        656,116        45,993        2,102
  Losses (earnings) of unconsolidated limited
    partnership..................................                     (597,146)     303,385
  Deferred income taxes..........................        351,127       (17,067)
  Changes in assets and liabilities:
    Decrease (increase) in accounts
      receivable from related parties............        128,993      (129,696)      89,490
   (Increase) decrease in prepaid expenses
      and other..................................     (1,501,956)       26,710      (43,821)
   (Decrease) increase in cash overdraft.........        (35,150)       35,150
   Increase in accrued interest..................         79,586        12,591
   Increase (decrease) in amount due
      to related parties.........................          9,012        78,856      (19,412)
   Increase in accounts payable
      and accrued expenses.......................      1,569,976        60,429       32,359
                                                     -----------     ---------     --------

 Net cash provided by (used in) operating
 activities......................................      1,865,182      (271,534)      49,974
Investing activities
 Increase in finance receivables, net............    (10,338,502)   (1,527,448)     (67,966)
 Acquisition of Funding, net of cash acquired....    (16,138,888)
 Decrease (increase) in investment in limited
   partnership...................................                      489,792      (46,494)
 Purchase of property and equipment, net.........       (225,173)      (45,635)     (42,689)
                                                    ------------   -----------    ---------
   Net cash used in investing activities.........    (26,702,563)   (1,083,291)    (157,149)
Financing activities
 Net (payments) borrowings under line of credit..    (26,984,082)    1,433,542
 Net borrowings under commercial paper...........     37,209,098
 Decrease in notes payable to related
   parties.......................................        (75,000)
 Increase in notes payable.......................        105,191        21,198
 Issuance of common stock and warrants...........     26,732,184                      7,996
 Distributions to partners, net..................       (415,305)     (106,893)     (22,013)
                                                    ------------   -----------    ---------
 Net cash provided by (used in) financing
   activities....................................     36,572,086     1,347,847      (14,017)
                                                    ------------   -----------    ---------
 Net increase (decrease) in cash and cash
   equivalents...................................     11,734,705        (6,978)    (121,192)
 Cash and cash equivalents at beginning of
   period........................................                        6,978      128,170
                                                    ------------   -----------    ---------
 Cash and cash equivalents at end of period......   $ 11,734,705   $         -    $   6,978
                                                    ============   ===========    =========
 Supplemental disclosure of cash flow
   information:
   Cash payments for interest....................   $  3,037,218   $    67,080    $   3,975
                                                    ============   ===========    =========
   Cash payments for income taxes................   $     23,839
                                                    ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.   Nature of Business

          HealthCare Financial Partners, Inc. (Company), which was incorporated and previously doing business as HealthPartners Financial Corporation from inception to September 13, 1996, was formed in 1993 under the laws of the state of Delaware. The Company issued 2,415,000 shares of common stock, including underwriters over allotment, in an initial public offering (offering) in November 1996. In connection with the offering, the Company increased its authorized common shares from 1,000,000 shares to 30,000,000 and effected a 4.56-to-1 split of the common stock in the form of a stock dividend, including outstanding warrants and options, on September 13, 1996. Shares of common stock outstanding for all periods presented have been retroactively restated to give effect to the stock split. Effective upon the completion of the offering, the Company used the proceeds of the offering to acquire, using the purchase method of accounting, all the limited partnership interests in HealthPartners Funding, L.P. (Funding) and Funding was liquidated (the acquisition) (See Note 11). The amount paid to acquire the limited partnership interest approximated both the fair value and the book value of Funding at the date of the acquisition. Prior to the offering and the acquisition of Funding by the Company, the Company owned a 1% general partner interest in HealthPartners DEL, L.P. (DEL) and Funding. In addition, the majority owners of the Company owned all of the limited partnership interests of DEL. Prior to the offering, the Company's principal activity was its interest in Funding. Additionally, the Company provided operational and management support to Funding for a fee. Funding's principal activities were, and now the Company's principal activities are, purchasing accounts receivable from health care providers throughout the United States and providing financing to health care providers under asset-based lending arrangements.

          The financial statements of the Company for 1996 are consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The deduction of preacquisition earnings reflects the operations of Funding and DEL allocated to the limited partners of Funding and DEL prior to the acquisition. The financial statements for years prior to 1996 are combined to include the accounts and operations of the Company and DEL. The 1995 financial statements are combined as a result of common control and management between the Company and DEL. All transactions between the Company and DEL have been eliminated in preparation of the combined financial statements. The Company accounted for its investment in Funding on the equity basis, as the Company did not have sufficient control to warrant consolidation.

          Effective September 1, 1996, in contemplation of the offering Funding acquired, using the purchase method of accounting, the assets of DEL (consisting principally of client receivables) by assuming DEL's liabilities and paying $472,369 in cash. The cash payment approximated the fair value and book value of DEL's net assets. Immediately following the acquisition, DEL was dissolved.

2.   Significant Accounting Policies

    Cash and cash equivalents

          Cash and cash equivalents includes cash and other liquid financial instruments with an original maturity of three months or less.

    Finance receivables

          Purchased finance receivables are recorded at the contractual purchase amount, less the discount fee (the "amount purchased"). The difference between the amount purchased and the amount paid to acquire such receivables is reflected as client holdbacks. In the event purchased receivables become delinquent, the Company has certain rights of offset to apply client holdbacks (or future fundings) against delinquent accounts receivable.

          Asset-based lending is provided in the form of either a term note or revolving line of credit. The amount of credit granted is based on a predetermined percentage of the client total accounts receivable, and the notes are secured by the accounts receivable.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

2.   Significant Accounting Policies (continued)

   Allowance for losses on receivables

          The allowance for losses on receivables is maintained at the amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables. The provision for losses on receivables is the periodic cost of maintaining an adequate allowance. In evaluating the adequacy of the allowance, management considers trends in past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, excess collateral, and underwriting policies, among other items. The Company performs a loan-by-loan review for all asset-based loans to identify loans to be charged off.

          Additionally, client holdbacks are available to offset losses on receivables. And, under certain circumstances, credit losses can be offset against client holdbacks related to other financings.

   Property and equipment

          Property and equipment, principally computer and related peripherals, are stated at cost less accumulated depreciation ($90,772, $29,868, and $12,559 at December 31, 1996, 1995 and 1994, respectively). Depreciation expense is computed primarily using the straight-line method.

   Client holdbacks

          Client holdbacks represent the excess of the net recorded amount of purchased receivables over the amount advanced. In its purchase agreements with clients, the Company retains the right to apply any past-due or uncollectible amounts against these holdbacks. Holdbacks are assigned to specific purchased receivables. The client holdbacks are payable upon collection of the respective purchased receivable amount.

   Revenue recognition

          Discount fees may be charged at closing or periodically based on the outstanding receivable balance and are recognized in income under methods that approximate the effective interest method.

          Commitment fees are charged at closing to cover the direct closing costs of the contract, and are recognized in income under a method that approximates the effective interest method.

          Other fees (management, termination and set-up fees) are recognized in income over the periods earned under methods that approximate the effective interest method.

          Accrual of interest income on asset-based loans is suspended when a loan is contractually delinquent for 90 days or more. The accrual of interest is renewed when the loan becomes contractually current, and past due interest income is recognized at that time.

   Income taxes

          The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary differences) and are measured at the enacted rates that will be in effect when these temporary differences reverse.

          DEL elected partnership reporting status under the Internal Revenue Code. Accordingly, taxable income or loss of DEL was allocated to the partners in accordance with the partnership agreement and was reported on the individual partner's income tax return. Therefore, no provision for income tax is included in the historical financial statements for DEL.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

2.   Significant Accounting Policies (continued)

   Earnings per share

          Earnings per share is based on the weighted average number of common and common equivalent shares outstanding, including dilutive stock options. Earnings per share is not presented for periods prior to 1996 because it is not meaningful due to the partnership reporting basis of DEL and to the reorganization and offering described in Note 1.

   Use of estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Fair value of financial instruments

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Due to the short-term nature and the variable rates of all the Company's financial instruments, there are no significant differences between recorded values and fair values.

   Pro forma income taxes (unaudited)

          Federal and state income tax laws require that the income and loss of DEL, a partnership, be included in the income tax returns of the partners. Accordingly, income taxes for DEL are not included in the historical combined financial statements of the Company. Accordingly, for informational purposes, the pro forma adjustments for income taxes which would have been recorded if DEL had been a corporation, based on the tax laws in effect during those periods, would have resulted in pro forma income taxes of $73,884 and pro forma net income of $115,561 for the year ended December 31, 1995.

3.   Finance Receivables

   Finance receivables consisted of the following:

                                       December 31,
                                    1996         1995
                                 -----------  ----------
Purchased accounts receivable..  $42,076,211  $2,552,441
Asset-based loans..............   47,252,717
                                 -----------  _________
                                 $89,328,928  $2,552,441
                                 ===========  ==========


                      HEALTHCARE FINANCIAL PARTNERS, INC.

4.   Allowance for Losses on Receivables

Activity in the allowance for losses on receivables was as follows:

                                                       Year Ended
                                                      December 31,
                                                1996      1995     1994
                                             ----------  -------  -------

Beginning of period........................  $   66,840  $20,847  $18,745
Allowance acquired from purchased finance
     receivables...........................     356,036
Provision for losses on
    receivables............................     656,116   45,993    2,102
                                             ----------  -------  -------
End of period                                $1,078,992  $66,840  $20,847
                                             ==========  =======  =======

5.   Borrowings

    On December 5, 1996, the Company committed to an asset-backed securitization facility with Holland Limited Securitization, Inc. (HLS), a multi-seller commercial paper issuer sponsored by ING Baring (U.S.) Capital Markets, Inc.
(ING). The Company has a total borrowing capacity under the facility of $100,000,000, of which $50,000,000 is currently authorized for use. Increases in the authorized borrowings under the facility are at the discretion of the Company and are subject to over-collateralization levels. The securitization facility expires in December 2001.

    In connection with the facility, the Company formed a wholly owned subsidiary, Wisconsin Circle Funding Corporation (Wisconsin) to purchase receivables from the Company. Wisconsin pledges receivables on a revolving line of credit with HLS. HLS issues commercial paper or other indebtedness to fund the pledge of loans from Wisconsin. HLS is not affiliated with the Company or its affiliates. At December 31, 1996, the outstanding balance of loans under this facility was $37,209,098. The net assets of Wisconsin totaling $10,637,000 are restricted as overcollateralization to the commercial paper facility, including $7,568,000 of cash held at Wisconsin at December 31, 1996. Interest is payable on the line of credit based on certain commercial paper rates. The weighted average rate paid in 1996 under the commercial paper facility was 5.74%.

  The Company maintains a revolving line of credit with a bank. The Company had the ability to borrow up to $50,000,000 and $3,750,000 as of December 31, 1996 and 1995, respectively. As of January 1, 1997, the availability under the line of credit was amended to $35,000,000. The line matures on March 9, 1998; however, it will be automatically renewed each year for a one-year period if not terminated by the bank, which requires six months notice, or by the Company. The line of credit is collateralized by the Company's purchased finance receivables. The rate of interest charged under the agreement is the bank's base rate of interest, as defined, plus 1.5%, or the revolving credit LIBOR rate plus 3% determined at the option of the Company upon each additional draw, subject to certain limitations. As of December 31, 1996 and 1995, the weighted average interest rate was 10.3% and 9.7%, respectively. The Company pays an unused line fee monthly of one twelfth of 0.5% on the amount by which the facility cap sublimit exceeds the average amount outstanding during the preceding month.

6.   Equity and Stock Plans

    On September 13, 1996, the Company adopted the HealthCare Financial Partners 1996 Stock Incentive Plan (the Incentive Plan). The Company has reserved 750,000 shares for issuance under the Incentive Plan. Pursuant to the adoption of the Incentive Plan, the Company granted options thereunder to all current, full-time employees other than the senior executive officers of the Company to purchase an aggregate of 189,000 shares of common stock at an exercise price of $11.05 per share. The options vest and become exercisable in 25% increments at each anniversary of the grant date, commencing on September 13, 1997 and expire ten years from date of grant. Also, under the Incentive Plan, the Company granted 37,000 options on September 13, 1996 to each of the three senior executive officers of the

                      HEALTHCARE FINANCIAL PARTNERS, INC.

6.   Equity and Stock Plans (continued)

Company at an exercise price equal to the initial offering price ($12.50 per share). These options vest and become exercisable in 20% increments on each anniversary date of the grant date, commencing on September 13, 1997. No options granted were canceled or forfeited during 1996, nor are any exercisable at December 31, 1996.

  Also on September 13, 1996, the Company adopted the HealthCare Financial Partners, Inc. 1996 Director Incentive Plan (the Director Plan). The Company has reserved 100,000 shares of common stock for issuance pursuant to awards under the Director Plan. No shares were granted under the Director Plan as of December 31, 1996.

  On November 1, 1995, the Company issued stock options to purchase 38,381 shares of the Company's common stock at an exercise price of $2.61 per share. The stock options expire in 2005, and are exercisable at December 31, 1996.

  On December 28, 1994, the Company issued warrants providing the right to receive 379,998 shares of the Company's common stock for $500 of consideration which, in the opinion of management, approximated the fair value of the warrants at that date. The warrants were exercised in connection with the reorganization and offering described in Note 1.

    The Company also authorized 10,000,000 shares of preferred stock. The rights and preferences of the preferred stock are established by the Board of Directors in its sole discretion. The specific rights and preferences have not been established and no preferred stock has been issued.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its stock-based compensation plans. In accordance with APB 25, no compensation cost has been recognized for the Company's stock options since the exercise price equals the market price of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123), which requires, for companies electing to continue to follow the recognition provisions of APB 25, pro forma disclosures of what net income and earnings per share would have been had the recognition provisions of SFAS 123 been adopted. For proposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. For the year ended December 31, 1996, the Company's pro forma net income and earnings per share would have been $494,648 and $.12 per share, respectively. The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects for future years.

  For purposes of the pro forma disclosures above, the fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%; volatility factors of the expected market price of the Company's common stock of .623%; risk-free interest rate of 6.0% and expected option lives of five years. The weighted average fair value of options granted during 1996 were $6.76.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

7.   Lease Commitments

    The Company leases office space under noncancelable operating leases. The future minimum lease payments as of December 31, 1996 were as follows:


     1997............................................  $160,494
     1998............................................   139,410
     1999............................................   143,471
     2000............................................   147,531
     Thereafter......................................    62,035
                                                       --------
                                                       $652,941
                                                       ========


     Rent expense for the year ended December 31, 1996, 1995 and 1994 was $118,400, $156,720, and $70,790 respectively.

8.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As stated in Note 2, DEL and Funding were taxed as partnerships under the Internal Revenue Code. Accordingly, income taxes are not material nor meaningful for years prior to 1996. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 were as follows:


Deferred tax assets:
Allowance for losses on receivables                   $ 381,462

Deferred tax liabilities
                                                      ---------
Net deferred tax                                      $ 381,462
                                                      =========

Significant components of the provision for income taxes for the year ended December 31, 1996 were as follows:

Federal taxes                                         $ 316,455
State taxes                                              73,532
Deferred income taxes                                  (351,127)
                                                      ---------
Income taxes                                          $  38,860
                                                      =========

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the year ended December 31, 1996 was:


Income tax at statutory federal tax rate              $ 193,264
State taxes, net of federal benefit                      26,261
Reversal of deferred tax asset valuation allowance     (183,218)
Other                                                     2,553
                                                      ---------
Income taxes                                          $  38,860
                                                      =========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

8. Income Taxes (Continued)

    The reversal of the deferred tax asset valuation allowance results from the Company's generation of sufficient taxable income to ensure the recoverability of deferred tax assets arising from the deductible temporary differences.

9. Related Party Transactions

    Prior to the reorganization and offering, the Company had an agreement with Funding, whereby Funding paid a monthly management fee for operational and management support provided. Management fees under this agreement were $400,000 and $120,000 for the years ended December 31, 1995 and 1994, respectively.

    Additionally, DEL had entered into an agreement with Funding whereby certain purchased finance receivables of Funding were assigned to DEL along with the risks and rewards of ownership. All purchased receivables outstanding as of December 31, 1995 were assigned from Funding under the agreement.

    Amounts due to or from related parties at December 31, 1996 and 1995 are associated with the transactions between Funding, DEL and/or the limited partners of Funding.

10.   Commitments and Concentrations of Credit Risk

    The Company earned fee revenue in excess of 10% of total fee revenue from one client, aggregating 11% of total revenue for the year ended December 31, 1996.

    At December 31, 1996, the Company has committed lines of credit to its clients of approximately $84,600,000 of which approximately $37,400,000 was unused. The Company extends credit based upon qualified client receivables outstanding and is subject to contractual collateral and loan-to-value ratios.

    Concentrations of credit as of the respective period ends were as follows:

                                                           Percentage
                                                           of Finance
                                                Number    Receivables
                                              of Clients  Outstanding
                                              ----------  ------------

     December 31, 1996.....................       7           50%
     December 31, 1995.....................       2           35%
     December 31, 1994.....................       3           71%

11.   Purchase of Funding

     Effective upon the completion of the offering described in Note 1, the Company acquired, using the purchase method of accounting, the limited partnership interest in Funding, consisting primarily of finance receivables and related borrowings. The amount paid to acquire Funding, net of cash acquired, of $16,200,000 approximated both the fair value and book value of Funding at the date of acquisition.

     The financial statements of the Company for 1996 are consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The pro forma results of operations following reflect the operating results of the Company for the year ended December 31, 1996 and 1995 as if the acquisition of Funding had occurred on January 1, 1995, and Funding's operations were included with the Company.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

11.   Purchase of Funding (continued)


                                              1996         1995
                                            ----------  -----------
Net fee and interest income                 $8,607,409   $4,583,607
Provision for losses on receivables            656,116      217,388
Net operating expenses                       4,987,742    2,844,505
                                            ----------   ----------
Net income                                  $2,963,551   $1,521,714
                                            ==========   ==========

The stand-alone results of operations of Funding for the period January 1, 1996 to November 26, 1996 (date of acquisition by the Company of Funding) were as follows:

Net fee and interest income                 $6,588,579
Provision for losses on receivables            537,805
Net operating expenses                       1,604,389
                                            ----------
Income before income taxes and deduction
of preacquisition earnings                  $4,446,385
                                            ==========

12.   Subsequent Event

     Subsequent to December 31, 1996, the Company formed HealthCare Financial Funding - II, L.P. (Funding II), a limited partnership in which the Company is the General Partner. The limited partner in Funding II is an affiliate of existing shareholders. Funding II has been established to expand the Company's secured term lending program.

13. HealthCare Financial Partners, Inc. (Parent Company only) Condensed Financial Information

             Balance Sheet

                Assets
Cash and cash equivalents                  $    35,442
Investment in subsidiary                    26,986,465
Other                                            3,373
                                           -----------
     Total Assets                          $27,025,280
                                           ===========

Liabilities and Equity
Accounts payable and accrued expenses      $   304,304
Stockholders' equity                        26,720,976
                                           -----------
                                           $27,025,280
                                           ===========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

13. HealthCare Financial Partners, Inc. (Parent Company only) Condensed Financial Information (continued)


Statement of Operations

Income                                                             $  1,401,025

Operating expenses                                                    1,784,272
                                                                   ------------
Loss before income taxes and equity in undistributed
 earnings of subsidiary
                                                                       (383,247)

Income taxes                                                             27,358
                                                                   ------------
Loss before equity in undistributed
   earnings of subsidiary                                              (410,605)
Equity in undistributed earnings of subsidiary                          940,167
                                                                   ------------
Net income                                                         $    529,562
                                                                   ============
Statement of Cash Flows

Operating Activities
Net  income                                                        $    529,562
Adjustments to reconcile net income to net cash
   provided by operations:
Depreciation                                                             54,401
Equity in undistributed earnings of subsidiary                         (940,167)
Other                                                                    76,627
                                                                   ------------

Net cash used by operating activities                                  (279,577)

Investing Activities
Increase in investment in subsidiary                                (26,046,298)
Payment of amounts due to affiliates                                   (149,537)
Other                                                                  (221,330)
                                                                   ------------
Net cash used in investing activities                               (26,417,165)

Financing Activities
Issuance of common stock and warrants                                26,732,184
                                                                   ------------
Net cash provided by financing activities                            26,732,184

Increase in cash and cash equivalents                                    35,442
Cash and cash equivalents at beginning of year
                                                                   ------------
Cash and cash equivalents at end of year                           $     35,442
                                                                   ============

                         REPORT OF INDEPENDENT AUDITORS

Partners
HealthPartners Funding, L.P.

  We have audited the accompanying balance sheets of HealthPartners Funding, L.P., a limited partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 1995 and the period from inception September 12, 1994 through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthPartners Funding, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year ended December 31, 1995 and the period from inception September 12, 1994 through December 31, 1994, in conformity with generally accepted accounting principles.



MCGLADREY & PULLEN, LLP

Richmond, Virginia
September 13, 1996

                          HEALTHPARTNERS FUNDING, L.P.


                                 BALANCE SHEETS


                                                                          December 31,
                                                                       ------------------
                                                                      1995             1994
                                                                  -----------       ----------
                        ASSETS
Cash and cash equivalents                                         $ 2,140,316        $1,963,089
Finance receivables                                                37,164,708         6,012,475
   Less:
        Allowance for losses on receivables                           498,187           326,792
        Unearned discount fees                                        388,010           141,228
                                                                  -----------      ------------
             Net finance receivables                               36,278,511         5,544,455

Accounts receivable from related parties                              159,444           195,790

Prepaid expenses and other                                            400,913            51,188
                                                                  -----------        ----------
   Total assets                                                   $38,979,184        $7,754,522
                                                                  ===========        ==========


      LIABILITIES AND PARTNERS' CAPITAL
Line of credit                                                    $16,374,318

Client holdbacks                                                    8,175,870        $2,362,800

Accounts payable to related parties                                   334,475

Accounts payable to clients                                         1,045,043           239,032

Accounts payable and accrued expenses                                  71,530            27,819

Accrued interest                                                      138,772
                                                                  -----------       -----------
Total liabilities                                                  26,140,008         2,629,651

Partners' capital                                                  12,839,176         5,124,871
                                                                  -----------        ----------
    Total liabilities and partners' capital                       $38,979,184        $7,754,522
                                                                  ===========        ==========

                            See accompanying notes.

                         HEALTHPARTNERS FUNDING, L.P.


                           STATEMENTS OF OPERATIONS

                                                                             Period from
                                                                            September 12,
                                                                                 1994
                                                                               (Date of
                                                                              Inception)
                                                               Year Ended      through
                                                              December 31,   December 31,
                                                                  1995           1994
                                                              ------------  --------------
Fee and interest income:
    Discount fees.............................................  $3,472,592      $ 268,584
    Commitment fees...........................................     506,401
    Other fees................................................     269,999         10,132
    Interest income...........................................     403,659          2,770
                                                                ----------      ---------
         Total fee and interest income........................   4,652,651        281,486
         Interest expense.....................................     554,885
                                                                ----------      ---------
         Net fee and interest income..........................   4,097,766        281,486
         Provision for losses on receivables..................     171,395        326,792
                                                                ----------      ---------
         Net fee and interest income (loss) after
           provision for losses on receivables................   3,926,371        (45,306)
Operating expenses:
   Commissions................................................     103,505          7,466
   Management fees paid to general
    partner...................................................     400,000        120,000
   Professional fees..........................................     215,178         14,692
   Licensing fees.............................................     107,038         16,242
   Other......................................................     198,336          7,917
                                                                ----------      ---------
   Total operating expenses...................................   1,024,057        166,317
                                                                ----------      ---------
   Net income (loss)..........................................   2,902,314       (211,623)
   Net income allocable to limited partners...................   2,305,168         91,762
                                                                ----------      ---------
   Net income (loss) allocable to general
     partner..................................................  $  597,146      $(303,385)
                                                                ==========      =========
Unaudited pro forma data:
   Income taxes...............................................  $1,131,902
                                                                ----------
   Net income.................................................  $1,770,412
                                                                ==========

                            See accompanying notes.

                         HEALTHPARTNERS FUNDING, L.P.


                        STATEMENTS OF PARTNERS' CAPITAL



                                                            General        Limited           Total
                                                            Partner       Partners     Partners' Capital
                                                          ------------  -------------  ------------------
Capital contributions at September 12, 1994 (Date of
  Inception)............................................... $  52,900    $ 5,290,000         $ 5,342,900
Net income (loss)..........................................  (303,385)        91,762            (211,623)
Capital distributions......................................    (6,406)                            (6,406)
                                                            ---------    -----------         -----------
Balance at December 31, 1994...............................  (256,891)     5,381,762           5,124,871
Capital contributions......................................    75,000      7,500,000           7,575,000
Net income.................................................   597,146      2,305,168           2,902,314
Capital distributions......................................  (564,792)    (2,198,217)         (2,763,009)
                                                            ---------    -----------         -----------
Capital at December 31, 1995............................... $(149,537)   $12,988,713         $12,839,176
                                                            =========    ===========         ===========

                            See accompanying notes.

                          HEALTHPARTNERS FUNDING, L.P.


                            STATEMENTS OF CASH FLOWS



                                                                Period from
                                                               September 12,
                                                                    1994
                                                                  (Date of
                                                                 Inception)
                                                 Year Ended       through
                                                December 31,    December 31,
                                                    1995            1994
                                                -------------  --------------
Operating activities
  Net income (loss).............................  $  2,902,314     $  (211,623)
  Adjustments to reconcile net income
  (loss) to net cash provided by operations:
   Provision for losses on receivables..........       171,395         326,792
   Amortization of organization costs...........        18,857           1,870
   Changes in assets and liabilities:
   Decrease (increase) in accounts
     receivable from related parties............        36,346        (195,790)
   Increase in prepaid expenses and other.......      (368,582)        (53,058)
   Increase (decrease) in accounts
     payable to clients.........................       806,011         239,032
   Increase (decrease) in accounts
     payable to related parties.................       334,475
   Increase in accrued interest.................       127,824
   Increase (decrease) in accounts
     payable and accrued expenses...............        54,659          27,819
                                                  ------------     -----------

  Net cash provided by operating activities.....     4,083,299         135,042
  Investing activities
  Increase in finance receivables, net..........   (25,092,381)     (3,508,447)
  Financing activities
  Net borrowings under line of credit...........    16,374,318
  Partners' capital contributions...............     7,575,000       5,342,900
  Partners' capital distributions...............    (2,763,009)         (6,406)
                                                  ------------     -----------

  Net cash provided by financing activities.....    21,186,309       5,336,494
                                                  ------------     -----------
  Net increase (decrease) in cash and
   cash equivalents.............................       177,227       1,963,089
  Cash and cash equivalents at beginning
   of period....................................     1,963,089
                                                  ------------     -----------
  Cash and cash equivalents at end of
   period.......................................  $  2,140,316     $ 1,963,089
                                                  ============     ===========

  Supplemental disclosure of cash flow
   information
   Cash payments for interest...................  $    416,113     $    -
                                                  ============     ===========

                            See accompanying notes.

                         HEALTHPARTNERS FUNDING, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                       Year ended December 31, 1995 and
            the period from September 12, 1994 (Date of Inception)
                           through December 31, 1994

1. Nature of Business

      HealthPartners Funding, L.P., a limited partnership (the Partnership), was formed as a limited partnership under the laws of the state of Delaware on September 12, 1994. HealthCare Financial Partners, Inc., which was incorporated and previously doing business as HealthPartners Financial Corporation from inception to September 13, 1996, (Company), owns 1% of the Partnership. The limited partners are Farallon Capital Partners, Limited Partnership, which owns 84% of the Partnership and RR Capital Partners, Limited Partnership, which owns 15% of the Partnership. On March 28, 1996, the limited partners assigned their interest to HealthPartners Investors L.L.C. The Partnership's principal activity is purchasing accounts receivable from health care providers throughout the United States and providing financing to health care providers under asset-based lending agreements.

      The Partnership shall continue to operate until the earliest of the following dates: (i) December 31, 1997, unless extended to December 31, 1998 at the election, prior to June 30, 1997, of Limited Partner having capital accounts the aggregate value of which exceeds 50% of the value of all Limited Partners capital accounts as of such date, or (ii) the date on which a Partnership disabling event occurs. However, the General Partner may terminate the Partnership on 90-days written notice to each of the Limited Partners. (See Note 8.)

      The Limited Partners' liability is limited to the capital they have contributed to the Partnership.

2. Significant Accounting Policies

   Cash and cash equivalents

      Cash and cash equivalents includes cash and other liquid financial instruments with an original maturity of three months or less.

   Finance receivables

      Purchased finance receivables are recorded at the contractual amount, less the discount fee (the "amount purchased"). The difference between the amount purchased and the amount paid to acquire such receivables is reflected as client holdbacks. In the event purchased receivables become delinquent, the Partnership has certain rights of offset to apply client holdbacks (or future fundings) against delinquent accounts receivable.

      Asset-based lending is provided in the form of either a term note or revolving line of credit. The amount of credit granted is based on a predetermined percentage of the customer's total accounts receivable, and the notes are secured by the accounts receivable.

   Allowance for losses on receivables

      The allowance for losses on receivables is maintained at the amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables. The provision for credit losses is the periodic cost of maintaining an adequate allowance. In evaluating the adequacy of the allowance, management considers trends in past due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, excess collateral, and underwriting policies, among other items.

                         HEALTHPARTNERS FUNDING, L.P.

2. Significant Accounting Policies (Continued)

      Additionally, client holdbacks are available to offset losses on receivables. And, under certain circumstances, credit losses can be offset against client holdbacks related to other financings.

      The Partnership performs a loan-by-loan review for all asset-based loans to identify loans to be charged off.

   Client holdbacks

      Client holdbacks represent the excess of the net recorded amount of purchased receivables over the amount advanced. In its purchase agreements with clients, the Partnership retains the right to apply any past-due or uncollectible amounts against these holdbacks. Holdbacks are assigned to specific purchased receivables. The client holdbacks are payable upon collection of the respective purchased receivable amount.

   Revenue recognition

      Discount fees may be charged at closing or periodically based on the outstanding receivable balance and are recognized in income under methods that approximate the effective interest method.

      Commitment fees are charged at closing to cover the direct closing costs of the contract, and are recognized in income under a method that approximates the effective interest method.

      Accrual of interest income on asset-based loans is suspended when a loan is contractually delinquent for 90 days or more. The accrual is resumed when the loan becomes contractually current, and past due interest income is recognized at that time.

   Net income allocation

      Net income and loss are allocated between the General Partner and the Limited Partners pursuant to the terms of the partnership agreement. Generally, this results in an allocation of 20% to the General Partner, as a preferred distribution, and the remaining 80% among the general and limited partners pro rata, in accordance with their respective partnership percentages. The 20% preferred distribution to the General Partner is calculated on net income from operations excluding interest on overnight investments. The preferred distribution may increase based upon the General Partner's performance. Once the limited partners have received a 20% return on their invested capital, net income is then distributed 40% to the General Partner and 60% to the Limited Partners.

   Income taxes

      The Partnership elected partnership reporting status under the Internal Revenue Code. Accordingly, taxable income or loss, is allocated to the partners in accordance with the partnership agreement and is reported on the individual partner's income tax return. Therefore, no provision for income tax is included in the historical financial statement.

   Earnings per Share

      Earnings per share is not presented because it is not meaningful due to the partnership reporting basis and to the planned initial public offering described in Note 8.

                         HEALTHPARTNERS FUNDING, L.P.

   Use of estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Pro forma income taxes (unaudited)

      Federal and state income tax laws require that the income or loss of the Partnership be included in the income tax returns of the partners. Accordingly, income taxes are not included in the historical financial statements. Assuming the completion of the proposed initial public offering (see Note 8), the operations of the Partnership will be subject to corporate income taxes. Accordingly, for informational purposes, the statement of operations includes disclosure of pro forma adjustments for income taxes which would have been recorded if the Partnership had been a corporation, based on the tax laws in effect during those periods.

   Fair value of financial instruments

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Due to the short-term nature and the variable rates of all the Partnership's financial instruments, there are no significant differences between recorded values and fair values.

3. Finance Receivables

   Finance receivables consisted of the following:


                                                December 31,
                                           -----------------------
                                               1995        1994
                                           -----------  ----------
Purchased accounts receivable............. $29,890,582  $5,957,515
Asset-based loans.........................   6,270,629
Advances to clients.......................     856,277      47,536
Other.....................................     147,220       7,424
                                           -----------  ----------
   Total finance receivables.............. $37,164,708  $6,012,475
                                           ===========  ==========

4. Allowance for Losses on Receivables

   Activity in the allowance for losses on receivables was as follows:

                                                           Period from
                                                          September 12,
                                                               1994
                                                             (Date of
                                             Year ended     Inception)
                                            December 31,     through
                                               Ended       December 31,
                                                1995           1994
                                            ------------  --------------
Beginning of period........................     $326,792
Provision for losses on receivables........      171,395       $326,792
                                                --------       --------
End of period..............................     $498,187       $326,792
                                                ========       ========

                         HEALTHPARTNERS FUNDING, L.P.

5. Line of Credit

      The Partnership maintains a revolving line of credit with a bank. The line matures on March 9, 1998, however, it will be automatically renewed each year for a one-year period if not terminated by the bank, which requires six months notice, or by the Partnership. The line of credit is collateralized by the finance receivables of the Partnership.

      The Partnership has the ability to borrow up to $18,500,000 as of December 31, 1995 from the bank. The rate of interest charged under the agreement is the bank's base rate of interest, as defined, or the revolving credit LIBOR plus 3% determined at the option of the Partnership upon each additional draw, subject to certain limitations. As of December 31, 1995 the weighted average interest rate was 9.6%. The Partnership pays an unused line fee monthly of one twelfth of 0.5% on the amount by which the facility cap sublimit exceeds the average amounts outstanding during the preceding month. (See Note 8 for amendment to line of credit agreement subsequent to December 31, 1995.)

      The Partnership is required to comply with certain financial covenants throughout the year. The Partnership was in compliance with all financial covenants at December 31, 1995.

6. Related Party Transactions

      The Partnership has an agreement with the General Partner whereby the Partnership pays a monthly management fee for operational and management support provided. Management fees under this agreement were $400,000 and $120,000 for the year ended December 31, 1995 and the period from September 12, 1994 through December 31, 1994, respectively. The General Partner is required to maintain a 1% capital account balance in the Partnership. The General Partner was not in compliance with this requirement. However, the Partnership has granted a waiver to the General Partner as of December 31, 1995.

      The Partnership pays a licensing fee to a stockholder of the General Partner for use of computer software. Amounts paid for the year ended December 31, 1995, and the period from September 12, 1994 through December 31, 1994 were $47,000, $63,000, and $16,000, respectively.

7. Commitments and Concentrations of Credit Risk

      At December 31, 1995, the Partnership has committed lines of credit to its customers of approximately $16,000,000 of which approximately $10,000,000 was unused. The Partnership extends credit based upon qualified client receivables outstanding and is subject to contractual collateral and loan-to-value ratios.

      Concentrations of credit as of the respective period ends were as follows:

                                                  Percentage
                                                  of Finance
                                   Number        Receivables
                                 of Clients      Outstanding
                                 ----------      ------------
     December 31, 1995........            3               38%

     December 31, 1994........            4               73%


                         HEALTHPARTNERS FUNDING, L.P.

7. Commitments and Concentrations of Credit Risk (Continued)

      The number of clients generating fee revenue in excess of 10% of the total fee revenue, and the respective aggregate percentages of fee revenue earned from those clients, were as follows:

                                                  Aggregate
                                                 Percentage
                                    Number      of Total Fee
                                  of Clients       Revenue
                                  ----------    -------------
     December 31, 1995.......              2              25%

     December 31, 1994.......              4              64%


8. Subsequent Events and Initial Public Offering

      In connection with a planned initial public offering (offering) of common stock by the Company, effective as of September 1, 1996, Funding acquired, using the purchase method of accounting, the assets of DEL, consisting principally of client receivables, by assuming DEL's liabilities and paying $472,369 in cash. The cash payment approximated the fair value and book value of DEL's net assets. Immediately following the acquisition, DEL was dissolved.

      Effective upon the completion of the offering, the Company will acquire from proceeds of the offering, using the purchase method of accounting, all limited partnership interests in Funding and the partnership will be liquidated. The amount paid to acquire the limited partnership interest is expected to appropriate both the fair value and the book value of Funding at the date of the acquisition.

      In anticipation of the offering and the liquidations of Funding and DEL, the bank that had previously provided lines of credit to those entities has consented to the assignment to the Company of the agreements related to these lines of credit and agreed to increase the aggregate credit facility from $35 million to $50 million. In July 1996, the Company began negotiations with an international financial institution for financing under an investment grade, asset-backed commercial paper program and expects to finalize the terms of the agreement in conjunction with the closing of the initial public offering. Under the proposed terms of the commercial paper program, the Company will be able to borrow up to $100 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Although not dissatisfied with the performance of McGladrey & Pullen, LLP, the Company's Board of Directors determined that, in contemplation of becoming a publicly-owned company, the Company would be better served by the engagement of a big-six accounting firm. Accordingly, on June 21, 1996, the Company dismissed McGladrey & Pullen, LLP, and subsequently decided to engage Ernst & Young LLP, as the Company's independent accountants for the year beginning January 1, 1996. The reports of McGladrey & Pullen, LLP, for the years ended December 31, 1995 and 1994 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. During such years and for the period January 1, 1996 through June 21, 1996 there was no disagreement with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the Company's two most recent fiscal years and during the current fiscal year prior to its engagement, neither the Company nor anyone acting on its behalf consulted Ernst & Young LLP, regarding either the application of accounting principles to a specified transaction (either completed or proposed) or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the Registrant

The executive officers and directors of the Company and their ages as of March 31, 1997 are as follows:

          Name                  Age                             Position
-----------------------------------------------------------------------------------------------------------
John K. Delaney/(1)/..........   33      Chairman of the Board, Chief Executive Officer and Director
Ethan D. Leder/(1)/...........   34      Vice-Chairman of the Board, President, and Director
Edward P. Nordberg, Jr/(1)/...   36      Executive Vice President, Chief Financial Officer and
                                         Director
Hilde M. Alter................   55      Treasurer and Chief Accounting Officer
Steven M. Curwin..............   38      Senior Vice President, General Counsel and Secretary
Michael G. Gardullo...........   38      Vice President and Senior Credit Officer
Jeffrey P. Hoffman............   36      Vice President and Portfolio Manager
Debra M. Van Alstyne..........   45      Vice President, Deputy General Counsel and Assistant Secretary
Howard T. Widra...............   28      Vice President and Senior Analyst
Chris J. Woods................   46      Vice President and Chief Information Officer
James L. Buxbaum..............   41      President of HealthCare Analysis Corporation (a subsidiary of the
                                         Company)
John F. Dealy/(2)(3)/.........   57      Director
Geoffrey E.D. Brooke/(2)(3)/..   40      Director

----------
/(1)/    Member of Executive Committee.
/(2)/    Member of Compensation Committee.
/(3)/    Member of Audit Committee.


         John K. Delaney serves as Chairman of the Board, Chief Executive Officer and a Director of the Company. Mr. Delaney co-founded the Company in 1993 and served as Chairman of the Board, Chief Executive Officer and President since the formation of the Company until March 1997, when he was elected to his current positions. From 1990 through 1992, Mr. Delaney co-owned and operated American Home Therapies, Inc., a provider of home care and home infusion therapy services, which was sold in 1992. Prior to 1990, Mr. Delaney was a practicing attorney with Shaw, Pittman, Potts & Trowbridge in Washington, D.C. Mr. Delaney received his A.B. degree from Columbia University in 1985 and his J.D.
degree from the Georgetown University Law Center in 1988.

         Ethan D. Leder serves as Vice-Chairman of the Board, President, and a Director of the Company. Mr. Leder co-founded the Company in 1993 and served as Vice-Chairman of the Board and Executive Vice

President since the formation of the Company until March 1997, when he was elected to his current positions. From 1993 through September, 1996, Mr. Leder also served as Treasurer to the Company. From 1990 through 1992, Mr. Leder co-owned and operated American Home Therapies, Inc., a provider of home care and home infusion therapy services, which was sold in 1992. Prior to 1990, Mr. Leder was engaged in the private practice of law in Baltimore, Maryland and Washington, D.C. Mr. Leder received his B.A. degree from Johns Hopkins University in 1984 and his J.D. degree from the Georgetown University Law Center in 1987.

     Edward P. Nordberg, Jr. serves as Executive Vice President, Chief Financial Officer and a Director of the Company. Mr. Nordberg co-founded the Company in 1993 and served as a Senior Vice President and Secretary of the Company since the formation of the Company until March 1997 when he was elected to his current positions. From 1993 through April 1996, Mr. Nordberg also served as General Counsel of the Company. Prior to 1993, Mr. Nordberg was a practicing attorney with Williams & Connolly in Washington, D.C. Mr. Nordberg received his B.A. degree from Washington College in 1982, his M.B.A. degree from Loyola College in 1985, and his J.D. degree from the Georgetown University Law Center in 1989.

     Hilde M. Alter serves as Treasurer and Chief Accounting Officer of the Company. Ms. Alter joined the Company in September, 1996. From 1981 to joining the Company, Ms. Alter was a partner with the accounting firm of Keller, Bruner & Co. in Bethesda, Maryland. Ms. Alter is a certified public accountant. Ms. Alter received her B.A. degree from American University in 1966.

     Steven M. Curwin serves as Senior Vice President, General Counsel and Secretary of the Company. Mr. Curwin joined the Company in August, 1996, and has served as a Vice President from August 1996 and as a full-time consultant to the Company since May, 1996. From September, 1994 to joining the Company, Mr. Curwin was a practicing attorney with Shulman, Rogers, Gandal, Pordy & Ecker, P.A. in Rockville, Maryland. From January, 1989 to August, 1994, Mr. Curwin was a practicing attorney with Dewey Ballantine in Washington, D.C. Mr. Curwin received his B.A. degree from Franklin & Marshall College in 1980 and his J.D. degree from the Boston University School of Law in 1985.

     Michael G. Gardullo serves as Vice President and Senior Credit Officer of the Company. Mr. Gardullo joined the Company in February, 1996. From June, 1995 to joining the Company, Mr. Gardullo was a Senior Account Executive/Manager at The FINOVA Group in King of Prussia, Pennsylvania. From 1993 to 1995, Mr. Gardullo was Vice President and Regional Credit Manager at LaSalle Business Credit, an affiliate of ABN AMRO Bank, N.V., in Baltimore, Maryland. From 1991 to 1993, Mr. Gardullo was Vice President and Manager, respectively, at StanChart Business Credit in Baltimore, Maryland and London, England. From 1982 through 1991, Mr. Gardullo held various management and operational positions at several asset-based lending institutions. Mr. Gardullo received his B.S. degree from Seton Hall University in 1981 and his M.B.A. degree from Rutgers University in 1982.

     Jeffrey P. Hoffman serves as Vice President and Portfolio Manager of the Company. Mr. Hoffman joined the Company in September, 1996. From 1994 to joining the Company, Mr. Hoffman was a Vice

President-Senior Loan Officer and from 1990 to 1993, Mr. Hoffman was a Vice President-Senior Underwriter at Fleet Capital Corporation and its predecessor companies, Shawmut Capital Corporation and Barclays Business Credit, in Glastonbury, Connecticut and New York, New York. From 1988 through 1990, Mr. Hoffman was an assistant vice president with Bankers Trust Company in New York, New York. From 1982 through 1988, Mr. Hoffman held various management positions with Bank of Boston, in New York, New York. Mr. Hoffman received his B.A. degree from the State University of New York at Albany in 1982 and his M.B.A. degree from Adelphi University in 1987.

     Debra M. Van Alstyne serves as Vice President, Deputy General Counsel and Assistant Secretary of the Company. Ms. Van Alstyne joined the Company in March 1997. From July 1993 through July 1995, Ms. Van Alstyne was an attorney-advisor, and from August 1995 until joining the Company in March 1997, Ms. Van Alstyne was a Senior Attorney, with the Division of Corporate Finance of the Securities and Exchange Commission. From January 1993 until July 1993, Ms. Van Alstyne was an attorney with the law firm of Gibson Hoffman & Panzione in Los Angeles, California, and from April 1992 until January 1993 she was an attorney with the law firm of Aprahamian & Ducote in Newport Beach, California. Ms. Van Alstyne received her B.A. degree from the University of California, Irvine, California in 1974 and received her J.D. degree from UCLA School of Law, Los Angeles, California in 1977.

     Howard T. Widra serves as Vice President and Senior Analyst of the Company. Mr. Widra joined the Company in January 1996. From June 1996 until joining the Company, Mr. Widra was general counsel to America Long Lines, Inc., a long distance phone carrier. From October 1993 until May 1996, Mr. Widra was a practicing attorney with Steptoe & Johnson, L.L.P. in Washington, DC. Mr. Widra received his B.A. degree from the University of Michigan in 1990 and his J.D. degree from Harvard Law School in 1993.

     Chris J. Woods serves as Vice President and Chief Information Officer of the Company. Mr. Woods joined the Company in March 1997. From 1991 to the time Mr. Woods joined the Company, he was an independent technical consultant for clients primarily in the health care and telecommunications industries. In 1983, Mr. Woods co-founded a technical consulting company and served as Executive Vice President of such company until his departure until 1991. Prior to 1983, Mr. Woods worked for Control Data Corporation. Mr. Woods received his B.S. degrees in Computer Science and Geology from the State University of New York at Buffalo in 1972.

     James L. Buxbaum serves as President of HealthCare Analysis Corporation, a wholly owned subsidiary of the Company. Mr. Buxbaum became President of that company in March 1997. From October 1993 until March 1997, Mr. Buxbaum was President of J.L. Buxbaum, Inc., a mergers and acquisition consulting company in Baltimore, Maryland. From November 1989 to October 1993, he was a partner with the accounting firm of Wolpoff & Company in Baltimore, Maryland. Mr. Buxbaum received his B.B.A. from George Washington University in 1977 and is a certified public accountant.

     John F. Dealy became a Director of the Company in January 1997. Mr. Dealy has been President of The Dealy Strategy Group, a management consulting firm, since 1983. In addition, Mr. Dealy was

Senior Counsel to Shaw, Pittman, Potts & Trowbridge in Washington, D.C.
from 1982 through 1996, as well as a professor in the Georgetown University School of Business since 1982. Mr. Dealy is currently a director of the First Maryland Bancorp. From 1976 to 1982, Mr. Dealy was President of Fairchild Industries, Inc. Prior to 1976, Mr. Dealy held a number of management positions at Fairchild Industries, Inc. Mr. Dealy received his B.S. degree from Fordham College in 1961 and his L.L.B. degree from the New York University School of Law in 1964.

            Geoffrey E. D. Brooke became a Director of the Company in January 1997. Dr. Brooke is Senior Member, Rothschild Bioscience Unit, a division of Rothschild Asset Management Limited, and is responsible for its venture capital operations in the Asian Pacific region. Mr. Brooke resides in Australia. Prior to joining Rothschild, from June, 1992 to September, 1996, Dr. Brooke was the President of MedVest, Inc., a healthcare venture capital firm in Washington, D.C. which he co-founded with Johnson & Johnson, Inc. Prior to co-founding MedVest, Inc., Dr. Brooke managed the life sciences portfolio of a publicly traded group of Australian venture capital funds. Dr. Brooke is licensed in clinical medicine by the Medical Board of Victoria, Australia. Dr. Brooke earned his medical degree from the University of Melbourne, Australia and a M.B.A. from IMD in Lausanne, Switzerland.

            Pursuant to the Company's Amended and Restated Certificate of Incorporation, the Board of Directors has been divided into three classes. Class I consists of Messrs. Nordberg and Brooke whose terms will expire at the annual meeting of stockholders in 1997; Class II consists of Mr. Leder whose term will expire at the annual meeting of stockholders in 1998; and Class III consists of Messrs. Delaney and Dealy whose terms will expire at the annual meeting of stockholders in 1999.

Committees of the Board of Directors

            The Board of Directors has established an Executive Committee, a Compensation Committee and an Audit Committee. The Executive Committee, comprised of Messrs. Delaney, Leder and Nordberg, may exercise all of the powers and authority of the Board of Directors during the periods between regularly scheduled Board meetings, except that the Executive Committee may not approve a merger or consolidation involving the Company, a sale of all or substantially all of its assets, amend the Company's charter or Bylaws, or authorize the issuance of capital stock of the Company. The Compensation Committee, comprised of Messrs. Dealy and Brooke, has the authority to determine compensation for the Company's executive officers and to administer the Incentive Plan. Messrs. Dealy and Brooke are "disinterested persons" within the meaning of Rule 16b-3, as amended from time to time, under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Audit Committee, comprised of Messrs. Dealy and Brooke, has the authority to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plan and results of the audit engagement, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls.

Director Compensation

            Outside directors are paid $2,000 per meeting. Upon election to the Board of Directors, outside directors are granted options to purchase 10,000 shares of Common Stock at the then-prevailing fair market value, and are granted options to purchase 5,000 shares of Common Stock at the then-prevailing fair market value annually thereafter. See "--Director Plan" for a description of the material terms of these options.

Item 11. Executive Compensation

            The following table presents certain information concerning compensation earned for services rendered in all capacities shown below to the Company for the years ended December 31, 1995 and 1996 by the Chief Executive Officer and each of the other executive officers whose annual compensation exceeded $100,000 (the "Named Executives").

                          Summary Compensation Table


                                                                                                    Long-term
                                                        Annual Compensation ($)                    Compensation
                                              -----------------------------------------------         Award
                                                                                                      -----
                                                                                 Other Annual    Number of Shares     All Other
                                              Salary/(1)/          Bonus         Compensation       Underlying     Compensation/(2)/
Name and Principal Positions      Year           ($)                ($)               ($)             Options            ($)
----------------------------------------------------------------------------------------------------------------------------------
John K. Delaney                   1996         245,400                 --                --            37,000               --
  Chairman, Chief Executive       1995         196,538             94,166                --                --               --
  Officer and President

Ethan D. Leder                    1996         242,502                 --                --            37,000               --
  Vice Chairman of                1995         196,539             94,166                --                --               --
  the Board
  and Executive Vice
  President

Edward P. Nordberg, Jr.           1996         212,790                 --                --            37,000               --
  Senior Vice President           1995         169,038             94,166                --                --               --
  and Secretary

---------------
(1) Includes $60,000, $60,000 and $30,000 paid to Messrs. Delaney, Leder and Nordberg, respectively in 1995, pursuant to a certain Support Services Agreement described in "Certain Relationships and Related Transactions."

(2) Certain of the Company's executive officers receive benefits in addition to salary and cash bonuses. The aggregate amount of such benefits, however, do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such executive officer.

            No options to purchase the Company's Common Stock were granted under the Incentive Plan prior to September 13, 1996. See "--Stock Incentive Plan." An option to purchase 38,381 shares of Common Stock was granted to a consultant of the Company on November 1, 1995 outside of the Incentive Plan at an exercise price of $2.61 per share.

Employment and Non-Competition Agreements

            Mr. Delaney serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to the terms of an employment agreement which continues in effect until January 1, 2001. On the first anniversary of the date of the employment agreement, and on each anniversary date thereafter, the employment period is extended for an additional one-year period, unless the Company or Mr. Delaney notifies the other of its or his intention not to extend the employment period. Under the terms of the employment agreement, prior to January 1, 1997, Mr. Delaney received an annual salary of $240,000. Currently, Mr. Delaney receives an annual salary which is not less than the greater of (i) $300,000 or (ii) any subsequently established base salary, in either case increased annually by not less than 50% of the annual increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers ("CPI-W"). Commencing on March 31, 1997, and on the last day of each calendar quarter thereafter during the term of the employment agreement, Mr. Delaney will be paid a quarterly bonus of $25,000, provided that the Company has achieved profitability for such quarter. In the event the Company has not achieved profitability in a quarter in any calendar year but the Company's profits in any subsequent quarter of that year are equal to the losses in all prior quarters of that year plus one dollar, Mr. Delaney will be paid his then current quarterly bonus, plus any bonus amount not paid for any prior unprofitable quarter of that year. In the event the Company terminates Mr. Delaney's employment without cause, Mr. Delaney will be entitled to receive his compensation and benefits for the remainder of the term of the employment agreement. The first three years of such payments of compensation and benefits is guaranteed and not subject to reduction or offset. In the event Mr. Delaney's employment is terminated, he will be restricted from competing with the Company for 18 months.

            Mr. Leder serves as Vice-Chairman of the Board and President of the Company pursuant to the terms of an employment agreement which continues in effect until January 1, 2001. On the first anniversary of the date of the employment agreement, and on each anniversary date thereafter, the employment period is extended for an additional one-year period, unless the Company or Mr. Leder notifies the other of its or his intention not to extend the employment period. Under the terms of the employment agreement prior to January 1, 1997, Mr. Leder received an annual salary of $240,000. Currently, Mr. Leder receives an annual salary which is not less than the greater of (i) $275,000 or (ii) any subsequently established base salary, in either case increased annually by not less than 50% of the annual increase in the CPI-W. Commencing on March 31, 1997, and on the last day of each calendar quarter thereafter during the term of the employment agreement, Mr. Leder will be paid a quarterly bonus of $25,000, provided that the Company has achieved profitability for such quarter. In the event the Company has not achieved profitability in a quarter in any calendar year but the Company's profits in any subsequent quarter of that year are equal to the losses in all prior quarters of that year plus one dollar, Mr. Leder will be paid his then current quarterly bonus, plus any bonus amount not paid for any prior unprofitable quarter of that year. In the event the Company terminates
Mr. Leder's employment without cause, Mr. Leder will be entitled to receive his compensation and benefits for the remainder of the term of the employment agreement. The first three years of such payments of compensation and benefits is guaranteed and not subject to reduction or offset. In the event Mr. Leder's employment is terminated, he will be restricted from competing with the Company for 18 months.

            Mr. Nordberg serves as Executive Vice President and Chief Financial Officer of the Company pursuant to the terms of an employment agreement which continues in effect until January 1, 2001. On the first anniversary of the date of the employment agreement, and on each anniversary date thereafter, the employment period is extended for an additional one-year period, unless the Company or Mr. Nordberg notifies the other of its or his intention not to extend the employment period. Under the terms of the employment agreement, prior to January 1, 1997, Mr. Nordberg received an annual salary of $210,000. Currently, Mr. Nordberg receives an annual salary which is not less than the greater of (i) $250,000 or (ii) any subsequently established base salary, in either case increased annually by not less than 50% of the annual increase in the CPI-W. In the event the Company terminates Mr. Nordberg's employment without cause, Mr. Nordberg will be entitled to receive his compensation and benefits for the remainder of the term of the employment agreement. The first three years of such payments of compensation and benefits is guaranteed and not subject to reduction or offset. In the event Mr. Nordberg's employment is terminated, he will be restricted from competing with the Company for 18 months.

Stock Incentive Plan

            The Company maintains the HealthCare Financial Partners, Inc. 1996 Stock Incentive Plan (the "Incentive Plan"). The Board of Directors has reserved 750,000 shares of Common Stock for issuance pursuant to awards that may be made under the Incentive Plan, subject to adjustment as provided therein.

            Awards under the Incentive Plan are determined by a committee of no less than two members of the Board of Directors (the "Committee"), the members of which are selected by the Board of Directors. Upon consummation of the Offering, Messrs. Dealy and Brooke will serve as members of the Committee. The full membership of the Board of Directors currently serves as the Committee.

            Key employees, officers, directors and consultants of the Company or an affiliate are eligible for awards under the Incentive Plan. The Incentive Plan permits the Committee to make awards of shares of Common Stock, awards of derivative securities related to the value of the Common Stock and certain cash awards to eligible persons. These discretionary awards may be made on an individual basis, or pursuant to a program approved by the Committee for the benefit of a group of eligible persons. The Incentive Plan permits the Committee to make awards of a variety of equity-based incentives, including (but not limited to) stock awards, options to purchase shares of Common Stock and to sell shares of Common Stock back to the Company, stock appreciation rights, so-called "cash-out" or "limited stock appreciation rights" (which the Committee may make exercisable in the event of certain changes in control of the Company or other events), phantom shares, performance incentive rights, dividend equivalent rights and similar rights

(together, "Stock Incentives"). The number of shares of Common Stock as to which a Stock Incentive is granted and to whom any Stock Incentive is granted, and all other terms and conditions of a Stock Incentive, is determined by the Committee, subject to the provisions of the Incentive Plan. The terms of particular Stock Incentives may provide that they terminate, among other reasons, upon the holder's termination of employment or other status with respect to the Company and any affiliate, upon a specified date, upon the holder's death or disability, or upon the occurrence of a change in control of the Company. Stock Incentives may also include exercise, conversion or settlement rights to a holder's estate or personal representative in the event of the holder's death or disability. At the Committee's discretion, Stock Incentives that are held by an employee who suffers a termination of employment may be cancelled, accelerated, paid or continued, subject to the terms of the applicable Stock Incentive agreement and to the provisions of the Incentive Plan. Stock Incentives generally are not transferable or assignable during a holder's lifetime.

            The maximum number of shares of Common Stock with respect to which options or stock appreciation rights may be granted during any fiscal year of the Company as to certain eligible recipients shall not exceed 100,000, to the extent required by Section 162(m) of the Code for the grant to qualify as qualified performance-based compensation.

            The number of shares of Common Stock reserved for issuance in connection with the grant or settlement of Stock Incentives or to which a Stock Incentive is subject, as the case may be, and the exercise price of each option are subject to adjustment in the event of any recapitalization of the Company or similar event, effected without the receipt of consideration. In the event of certain corporate reorganizations and similar events, Stock Incentives may be substituted, cancelled, accelerated, cashed-out or otherwise adjusted by the Committee, provided such adjustment is not inconsistent with the express terms of the Incentive Plan or the applicable Stock Incentive agreement.

            On September 13, 1996, the Company granted incentive stock options to purchase an aggregate of 189,000 shares of Common Stock at an exercise price of $11.05 per share. All full-time employees, other than Messrs. Delaney, Leder and Nordberg were granted these options. Each option is subject to a maximum 10-year term. The options will vest and become exercisable in 25% increments on each anniversary of the grant date, commencing on September 13, 1997. In addition, on September 13, 1997, each of Messrs. Delaney, Leder and Nordberg were granted incentive stock options to purchase 37,000 shares of Common Stock at an exercise price of $12.50. These options will vest and become exercisable in 20% increments on each anniversary of the grant date, commencing on September 13, 1997.

            The following table summarizes options granted during 1996 to the Named Executives. The Company has not granted any stock appreciation rights. No other Stock Incentives were granted or awarded in 1996.

                            Options Granted in 1996

                                                                                                   Potential Realizable Value
                                                                                                   at Assumed Annual Rates of
                                                                                                    Stock Price Appreciation
                                                        Individual Grants                               for Option Term
                                ---------------------------------------------------------------    --------------------------
                                                 Percent of
                                  Shares        Total Options
                                Underlying       Granted to       Exercise Price     Expiration
              Name              Options(#)      Employees(%)       Per Share($)         Date             5%($)        10%($)
              ----              ----------      ------------       ------------         ----             -----        ------
John K. Delaney                37,000         12.33                12.50            9/13/06          290,864        628,051
Ethan D. Leder                 37,000         12.33                12.50            9/13/06          290,864        628,051
Edward P. Nordberg, Jr.        37,000         12.33                12.50            9/13/06          290,864        628,051

            The following table summarizes options exercised by the named executives during 1996 and presents the value of unexercised options held by the Named Executives at December 31, 1996.

                Aggregated Option Exercises in the Last Year and
                             Year-End Option Values

                                                                    Number of Shares
                                                                Underlying Unexercised              Value of Unexercised
                                                                      Options at                     In-the-Money Options
                             Shares                              December 31, 1996(#)              at December 31, 1996($)
                           Acquired on       Value               --------------------              -----------------------
Name                       Exercise(#)    Realized($)         Exercisable Unexercisable            Exercisable Unexercisable
----                       -----------    -----------         ----------- -------------           ------------ -------------
John K. Delaney               None            None                --          37,000                   --           9,250
Ethan D. Leder                None            None                --          37,000                   --           9,250
Edward P. Nordberg, Jr.       None            None                --          37,000                   --           9,250

Director Plan

            The Company maintains the HealthCare Financial Partners, Inc. 1996 Director Incentive Plan (the "Director Plan"). The Board of Directors has reserved 100,000 shares of Common Stock for issuance pursuant to awards that may be made under the Director Plan, subject to adjustment as provided therein.

            Awards under the Director Plan are determined by the express terms of the Director Plan. Rules, regulations and interpretations necessary for the ongoing administration of the Director Plan will be made by the full membership of the Board of Directors.

            Only non-employee directors of the Company are eligible to participate in the Director Plan. The Director Plan contemplates three types of non-statutory option awards: (a) initial appointment awards that are granted upon a non-employee director's initial appointment to the Board of Directors providing an option to purchase 10,000 shares of Common Stock at a per share exercise price equal to the then fair market value of a share of Common Stock;
(b) annual service awards that are granted to each non-employee director who continues to serve as a non-employee director as of each annual meeting of the stockholders of the Company following his or her initial appointment providing an option to purchase 5,000 shares of Common Stock at a per share exercise price equal to the then fair market value of a share of Common Stock; and (c) discount awards under which each non-employee director also has the opportunity to elect annually, subject to rules established by the Board of Directors, to forego receipt of cash retainer and fees for scheduled meetings of the Board of Directors and committees thereof that would otherwise be paid during each fiscal year of the Company, and in lieu thereof that director be granted an option to acquire shares of Common Stock with an exercise price per share equal to 50% of the then fair market value of a share of Common Stock. The number of shares of Common Stock subject to any option of this type granted for a fiscal year is determined by taking the amount of cash foregone by the director for the fiscal year in question and dividing that amount by the per share option exercise price.

            Each option granted pursuant to the Director Plan is immediately vested; becomes exercisable 12 months following the date of grant; and expires upon the earlier to occur of the tenth anniversary of the grant date or 18 months following the director's termination of service upon the Board of Directors for any reason. The options generally are not transferable or assignable during a holder's lifetime.

            The number of shares of Common Stock reserved for issuance upon exercise of options granted under the Director Plan, the number of shares of Common Stock subject to outstanding options and the exercise price of each option are subject to adjustment in the event of any recapitalization of the Company or similar event, effected without the receipt of consideration. The number of shares of stock subject to options granted in connection with initial appointments or as annual service awards are also subject to adjustment in such events. In the event of certain corporate reorganizations and similar events, the options may be adjusted or cashed-out, depending upon the nature of the event.

            Pursuant to the Director Plan, Dr. Brooke and Mr. Dealy each elected to forego receipt of cash fees for 1997 and was granted an option to acquire 1,255 shares of Common Stock, at an exercise price of $6.375 per share. In addition, pursuant to the Director Plan, Dr. Brooke and Mr. Dealy were each granted options to purchase 10,000 shares of Common Stock at an exercise price of $12.75 per share at the time of their initial appointment to the Board of Directors in January 1997.

Indemnification Arrangements

            The Company has entered into indemnification agreements pursuant to which it has agreed to indemnify certain of its directors and officers against judgments, claims, damages, losses and expenses incurred as a result of the fact that any director or officer, in his capacity as such, is made or threatened to be made a party to any suit or proceeding. Such persons will be indemnified to the fullest extent now or hereafter permitted by the Delaware General Corporation Law (the "DGCL"). The indemnification agreements also provide for the advancement of certain expenses to such directors and officers in connection with any such suit or proceeding. The Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide for the indemnification of the Company's directors and officers to the fullest extent permitted by the DGCL.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of December 31, 1996 by:
(i) each person or entity known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each member and member of the Board of Directors of the Company, (iii) each executive officer of the Company, and (iv) all executive officers of the Company and all members and proposed members of the Board of Directors as a group. Unless otherwise indicated, the address of the stockholders as beneficially owing more than five percent of the Common Stock listed below is that of the Company's principal executive offices. Except as indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.


                                                                    Shares Beneficially
                                                                           Owned
                                                                           -----
                         Name of
                     Beneficial Owner                               Number    Percent
                     ----------------                               ------    -------
John K. Delaney...........................................          731,113    11.76%

Ethan D. Leder............................................          731,113    11.76

Edward P. Nordberg, Jr....................................          731,113    11.76

John F. Dealy(1)..........................................                -       -

Geoffrey E. D. Brooke(2)..................................                -       -

JMR Capital Partners, Inc.(3).............................          506,319     8.15

Creative Information Systems, LLC(4)......................          506,319     8.15

Farallon Capital Partners, L.P.(5)........................          466,237     7.50

RR Capital Partners, L.P.(5)..............................           83,256     1.34

All directors and executive officers as a group
    (13 persons)(6).......................................        2,195,039    35.28

--------
(1) The business address of Mr. Dealy is 2300 N Street, N.W., Washington, D.C. 20037.
(2) The business address of Mr. Brooke is 1 Collins Street, 10th Floor, Melbourne, Victoria 3000, Australia.
(3) The business address of JMR Capital Partners, Inc. is 3201 Broad Branch Terrace, N.W., Washington D.C. 20008.
(4) The business address of Creative Information Systems, LLC is 5151 Beltline Road, Suite 1201, Dallas, Texas 75240.
(5) The business address of each of these entities is One Maritime Plaza, Suite 1325, San Francisco, California 94111.

   For information concerning options granted to the directors and executive officers of the Company, see "Executive Compensation--Stock Incentive Plan" and "Executive Compensation--Director Plan."

Item 13.  Certain Relationships and Related Transactions

          Effective as of September 1, 1996, Funding acquired all of the assets of DEL consisting principally of client receivables, for $486,630 in cash, which amount approximated the fair value of DEL's net assets, and assumed all of DEL's liabilities. DEL subsequently distributed the remaining proceeds from the sale pro-rata (i) to John K. Delaney, Ethan D. Leder and Edward P. Nordberg, Jr., the sole limited partners of DEL and each a director and officer of the Company, in the amounts of $197,044, $197,044 and $98,522, respectively, in respect of their limited partnership interests, and (ii) $1,188 to the Company in respect of its general partnership interest. DEL was subsequently dissolved.

          The amount paid by Funding for the assets of DEL was equal to the book value or net investment of DEL in the assets transferred, consisting principally of client receivables. The objective was for DEL to recognize no gain or loss on the transaction. The purpose of the transaction was to consolidate the assets of DEL and Funding in anticipation of the Offering and the acquisition by the Company of the limited partnership interests of Funding described below. The cost to the Company and each of Messrs. Delaney, Leder and Nordberg for their interests in DEL were $7,869, $427,735, $426,897 and $81,400, respectively, and the Company and such persons each had received, prior to the sale, distributions from DEL in respect of their interests in the amounts of $6,681, $230,661, $229,823, and $82,878, respectively.

          Upon completion of the Initial Public Offering, the Company acquired from HP Investors, the sole limited partner of Funding, all of the limited partnership interests in Funding. The purchase price for such limited partnership interests was $21.8 million which was paid from the proceeds of the Initial Public Offering. Such purchase price approximated both the fair value and book value of the net assets. See "Use of Proceeds." HP Investors paid $24.8 million in cash for its limited partnership interests and, prior to the sale of its limited partnership interests to the Company, HP Investors had received income distributions in respect of its limited partnership interests aggregating $6.8 million and limited partner capital distributions of $3.0 million.

          Effective upon the acquisition of the limited partnership interests of Funding, Funding was liquidated and dissolved and all of its net assets at the date of transfer, consisting principally of advances made under the ABL Program and the ABL Advance Program (approximately $16.2 million, net of cash), was transferred to the Company. The principal purposes of the Company's acquisition of Funding are (i) to consolidate ownership of such assets and related business operations in the Company, a single entity with greater access to the public and private capital markets, (ii) to simplify the corporate and management structures of the Company by eliminating its general partnership interest in Funding and the concomitant management responsibilities of the Company as a general partner of Funding, and (iii) to allow the Company to realize the return on the assets transferred to the Company which otherwise would have been paid to HP Investors as the limited partner of Funding prior to the transfer of the ownership of such assets to the Company.

          In connection with the liquidation of Funding, Farallon and RR Partners exercised warrants for the purchase of 379,998 shares of Common Stock, which warrants were acquired by Farallon and a predecessor of RR Partners on December 28, 1994 for an aggregate payment of $500, and subsequently assigned to HP

Investors. HP Investors transferred the warrants to Farallon and RR Partners in contemplation of the liquidation of Funding. No additional consideration was paid in connection with the exercise of such warrants. There was no affiliation between the Company and Farallon and RR Partners other than the ownership of the warrants and 169,495 shares of Common Stock. The warrants were issued to provide equity ownership in the Company to the warrant holders and as a means of further strengthening the business relationship between the parties.

          In March the Company formed Funding II and an affiliate of Farallon committed to invest up to $20 million to Funding II. See "Business--Strategy".

          Pursuant to a Software License Agreement (the "Software License Agreement"), dated as of August 31, 1993, by and between Ampro Financial Corporation ("Ampro") and the Company, Ampro granted to the Company a non-exclusive perpetual license to use the RTS. In October, 1995, Ampro sold and assigned its rights and obligations in the Software License Agreement to Creative Information Systems, LLC ("Creative"), a stockholder of the Company. Ampro is controlled by the spouse of the principal member of Creative. See "Principal Stockholders." For the fiscal year ended December 31, 1995, the Company paid an aggregate of $100,000 in license fees pursuant to the Software License Agreement, or $8,333 per month. From January 1, 1996 through August 31, 1996, the Company has continued to license the RTS from Creative for $8,333 per month. Pursuant to a Software Purchase and License Agreement, dated as of September 1, 1996, by and between the Company and Creative, the Company acquired the RTS from Creative for $25,000 in cash, payable in three equal consecutive monthly installments, and granted back to Creative a non-exclusive perpetual license to use the RTS.

          Pursuant to a Support Services Agreement (the "Support Services Agreement"), dated as of October 1, 1994, by and between the Company and The Leddel Group, a general partnership ("Leddel") (the sole partners of which are Messrs. Delaney, Leder and Nordberg), Leddel: (i) leased to the Company approximately 2,500 square feet of office space in Washington, D.C. for $7,500 per month; (ii) rented to the Company the use of certain office equipment for $2,500 per month; and (iii) provided to the Company certain professional services, including legal and consulting services, for a fee of $2,500 per month. For the fiscal year ended December 31, 1995, the Company paid an aggregate of $150,000 to Leddel. Although not the result of arms-length negotiation, the amounts paid to Leddel represented the parties' best estimates of market rates for such office space, equipment and services. The Support Services Agreement expired on December 31, 1995.

          On September 15, 1996, the Company entered into an Advisory Services Agreement with The Dealy Strategy Group ("DSG"), a consulting firm controlled by John F. Dealy, a director of the Company, for DSG to provide business advisory services to the Company for the period from January 1, 1997 through December 31, 1998. In consideration of such services, the Company will pay DSG $50,000 per year, payable quarterly, and granted DSG options to purchase 15,000 shares of Common Stock at a price of $11.05 per share. Such options vest in increments of 1,875 shares at the end of each quarter while DSG is furnishing business advisory services, commencing with the quarter ending March 31, 1997, and are exercisable for a period of ten years from the date of grant.

Item 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8K

(a) 1. Financial Statements. See Index to Financial Statements in Item 8 hereof.

     2. The financial statement schedules are either not applicable or the information is otherwise included in the footnotes to the financial statements.

     3. Exhibits required by Item 601 of Regulation S-K.



Exhibit
Number             Description
------------------------------------------------------------------------------
2.1            -   Assignment and Assumption of Partnership Interest, dated as of November 21, 1996, between the Company and HealthPartners Investors, L.L.C.*
3.1            -   Amended and Restated Certificate of Incorporation of the Company.*
3.2            -   Amended and Restated Bylaws of the Company.*
4.1            -   Specimen Common Stock certificate.*
4.2            -   See Exhibits 3.1 and 3.2 for the provisions of the Company's Amended and Restated
                   Certificate of Incorporation and Amended and Restated Bylaws governing the rights of holders of securities of the Company.
10.1           -   Employment Agreement, dated as of January 1, 1996, between the Company and John
                   K. Delaney, as amended September 19, 1996.*
10.2           -   Employment Agreement, dated as of January 1, 1996, between the Company and Ethan
                   D. Leder, as amended September 19, 1996.*
10.3           -   Employment Agreement, dated as of January 1, 1996, between the Company and
                   Edward P. Nordberg, Jr.*
10.4           -   HealthCare Financial Partners, Inc. 1996 Incentive Stock Plan, together with form of
                   Incentive Stock Option award.*
10.5           -   HealthCare Financial Partners, Inc. 1996 Director Stock Option Plan.*
10.6           -   Form of Indemnification Agreement between the Company and each of its directors and executive officers.*
10.7           -   Form of Registration Rights Agreement between the Company and certain stockholders.*
10.8           -   Marketing Services Agreement, dated as of November 1, 1995, among HealthPartners
                   Funding, L.P., the Company and Steven Silver and assignment by Steven Silver to
                   Medical Marketing and Services, Inc. dated January 1, 1996.*
10.9           -   Loan and Security Agreement, dated as of November 27, 1996, between Fleet Capital
                   Corporation and HCFP Funding, Inc.
10.10          -   Office Lease, dated January 4, 1996, between Two Wisconsin Circle Joint Venture and the Company, as amended on July 26, 1996 and August 13, 1996.*
10.11          -   Software Purchase and License Agreement, dated as of September 1, 1996, between
                   Creative Systems, L.L.C. and the Company.*

10.12       -   Amended and Restated Limited Partnership Agreement of HealthPartners Funding, L.P.,
                dated as of December 1, 1995, among the Company, Farrallon Capital Partners L.P. and
                RR Capital Partners, L.P., as amended and assigned on March 28, 1996.*
10.13       -   Limited Partnership Agreement of HealthCare Financial Partners - Funding II, L.P.
                dated as of March 5, 1997 between HCFP Funding II, Inc., as general partner, and
                HealthPartners Investors II, LLC, as limited partner, and Guaranty Agreement dated as of March 5, 1997 between HealthCare Financial Partners, Inc. and HealthPartners
                Investors II, LLC.**

10.14       -   Receivables Loan and Security Agreement dated as of December 5, 1996 among
                Wisconsin Circle Funding Corporation, as Borrower, HCFP Funding, Inc. as Servicer,
                Holland Limited Securitization, Inc., as Lender, and ING Baring (U.S.) Capital
                Markets, Inc. and Purchase and Contribution Agreement dated as of December 5, 1996 between HCFP Funding, Inc. and Wisconsin Circle Funding Corporation.
21.1        -   List of Subsidiaries of the Registrant.

--------------
* Incorporated by reference to the document filed under the same Exhibit number to the Company's Registration Statements on Form S-1 (No. 333-12479).
** Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Report 8-K filed with the Commission on March 13, 1997.

(b)         Reports on Form 8-K.

            None.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HEALTHCARE FINANCIAL PARTNERS, INC.

DATE:          March 31, 1997               -----------------------------------
                                        By:          Edward P. Nordberg, Jr.
                                                  Executive Vice President and
                                                     Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE:  March 31, 1997                     /s/ John K. Delaney
                          ----------------------------------------------------
                                            John K. Delaney
                                Chairman of the Board, Chief Executive
                           Officer and Director (principal executive officer)

DATE:  March 31, 1997                     /s/ Ethan D. Leder
                          ----------------------------------------------------
                                            Ethan D. Leder
                           Vice-Chairman of the Board, President and Director

DATE:  March 31, 1997                 /s/ Edward P. Nordberg, Jr.
                          ----------------------------------------------------
                                        Edward P. Nordberg, Jr.
                           Executive Vice President, Chief Financial Officer
                              and Director (principal financial officer)

DATE:  March 31, 1997                     /s/ Hilde M. Alter
                          ----------------------------------------------------
                                            Hilde M. Alter
                               Treasurer (principal accounting officer)

DATE:  March 31, 1997                  /s/ Geoffrey E.D. Brooke
                          ----------------------------------------------------
                                         Geoffrey E. D. Brooke
                                              (Director)

DATE:  March 31, 1997                     /s/ John F. Dealy
                          ----------------------------------------------------
                                             John F. Dealy
                                              (Director)