Form 10-Q
period 1997-03-31
HEALTHCARE FINANCIAL PARTNERS INC
filed 1997-05-15
CIK 1023300

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    ------------

COMMISSION FILE NUMBER:   0-21425

                      HEALTHCARE FINANCIAL PARTNERS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                               52-184418
         -------------------------------            --------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)

          2 WISCONSIN CIRCLE, SUITE 320
          CHEVY CHASE, MARYLAND                             20815
     ----------------------------------------       --------------------
     (Address of principal executive offices)             (Zip Code)

                                (301) 961-1640
                          ---------------------------
                           (Registrant's telephone
                          number including area code)

  Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                     No
                      ----                      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)                   6,214,991 as of April 30, 1997

                      HEALTHCARE FINANCIAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                            Page
PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 1997
           and December 31, 1996 (Unaudited)................................................   1

           Condensed Consolidated Statements of Operations for the three
           months ended March 31, 1997 and March 31, 1996 (Unaudited).......................   2

           Condensed Consolidated Statements of Stockholders' Equity for the
           year and three months ended December 31, 1996 and March 31, 1997 (Unaudited).....   3

           Statements of Cash Flows for the three months
           ended March 31, 1997 and March 31, 1996 (Unaudited)..............................   4

           Notes to Condensed Consolidated Financial Statements (Unaudited).................   5


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Unaudited)........................   8

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings................................................................  16

  Item 2.  Changes in Securities............................................................  16

  Item 3.  Defaults Upon Senior Securities..................................................  16

  Item 4.  Submission of Matters to a Vote of Security Holders..............................  16

  Item 5.  Other Information................................................................  16

  Item 6.  Exhibits and Reports on Form 8-K.................................................  16

  SIGNATURES................................................................................  17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 ASSETS                     MARCH 31,     DECEMBER 31,
                                              1997            1996
                                          -------------  --------------
Cash and cash equivalents                  $ 12,278,086   $ 11,734,705
Finance receivables                         116,788,160     89,328,928
Less:
   Allowance for losses on receivables        1,228,992      1,078,992
   Unearned discount fees                     1,249,541        723,804
                                           ------------   ------------
       Net finance receivables              114,309,627     87,526,132
Accounts receivable from related parties                         5,576
Property and equipment                          262,107        223,397
Prepaid expenses and other                    2,393,557      1,783,279
                                           ------------   ------------
       Total assets                        $129,243,377   $101,273,089
                                           ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Line of credit                             $ 33,538,765   $ 21,829,737
Commercial paper facility                    44,769,505     37,209,098
Client holdbacks                             12,621,653     11,739,326
Accounts payable to clients                     519,553      1,020,131
Amounts due to related parties                8,024,124        317,993
Accounts payable and accrued expenses         1,509,839      1,925,504
Notes payable                                   133,431        126,389
Accrued interest                                284,527        383,935
                                           ------------   ------------
       Total liabilities                    101,401,397     74,552,113

Stockholders' equity
   Preferred stock, par value $.01 per
    share; 10,000,000 shares
    authorized; none outstanding
   Common stock, par value $.01 per
    share; 30,000,000 shares
    authorized; 6,214,991 shares
    issued and outstanding                       62,150         62,150
   Paid-in-capital                           26,704,234     26,704,234
   Retained equity (deficit)                  1,075,596        (45,408)
                                           ------------   ------------
       Total stockholders' equity            27,841,980     26,720,976
                                           ------------   ------------
       Total liabilities and equity        $129,243,377   $101,273,089
                                           ============   ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------
                                             1997          1996
                                       --------------  ------------
Fee and interest income:
   Discount fees                           $1,676,684   $1,460,004
   Commitment fees                            305,949      186,342
   Other fees                                 587,778      230,363
   Interest income                          1,917,922      404,427
                                           ----------   ----------
Total fee and interest income               4,488,333    2,281,136
Interest expense                            1,133,156      580,030
                                           ----------   ----------
Net fee and interest income                 3,355,177    1,701,106
Provision for loss on receivables             150,000      343,155
                                           ----------   ----------
Net fee and interest income after
 provision for losses on receivables        3,205,177    1,357,951
Operating expenses:
   Compensation and benefits                  771,538      225,414
   Commissions                                 30,421       71,786
   Professional fees                          173,417      105,751
   Occupancy                                   47,509       37,682
   Other                                      843,598      235,994
                                           ----------   ----------
Total operating expenses                    1,866,483      676,627
Other income                                  429,399       10,000
                                           ----------   ----------
Income (loss) before deduction of
 preacquisition earnings and income taxes   1,768,093      691,324
Deduction of preacquisition earnings                       959,756
                                           ----------   ----------
Income (loss) before income taxes           1,768,093     (268,432)
Income taxes                                  647,089
                                           ----------   ----------
Net income (loss)                          $1,121,004   $ (268,432)
                                           ==========   ==========

Net income per share                             $.18
                                           ==========
Weighted average shares outstanding         6,214,991
                                           ==========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
                                  (UNAUDITED)

                                                                      STOCKHOLDERS' EQUITY
                                     ----------------------------------------------------------------------------------------------
                                         LIMITED                                      RETAINED                          TOTAL
                                        PARTNER'S       COMMON        PAID-IN         EARNINGS                          EQUITY
                                         CAPITAL        STOCK         CAPITAL        (DEFICIT)          TOTAL          (DEFICIT)
                                     --------------  ----------  ---------------  --------------  ---------------  ---------------
Balance at December 31, 1995
  (combined)                         $ 415,305       $34,200         $         -     $  (574,970)     $  (540,770)     $  (125,465)
Issuance of 2,415,000 shares
   of $.01 par value common stock                     24,150          26,708,034                       26,732,184       26,732,184

Conversion of common stock
  warrants to 379,998 shares of $.01
  par value common stock                               3,800              (3,800)
Net distributions to partners         (415,305)                                                                           (415,305)

Net income                                                                               529,562          529,562          529,562
                                     ---------       -------         -----------     -----------      -----------      -----------

Balance at December 31, 1996
 (consolidated)                                       62,150          26,704,234         (45,408)      26,720,976       26,720,976
Net income                                                                             1,121,004        1,121,004        1,121,004
                                     ---------       -------         -----------     -----------      -----------      -----------

Balance, March 31, 1997              $               $62,150         $26,704,234     $ 1,075,596      $27,841,980      $27,841,980
 (consolidated)                      =========       =======         ===========     ===========      ===========      ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------
                                                                                 1997            1996
                                                                            ---------------  -------------
OPERATING ACTIVITIES
   Net income                                                               $  1,121,004     $   (268,432)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operations:
       Depreciation                                                               22,414            6,707
       Provision for losses on  receivables                                      150,000          343,155
       Deferred income taxes                                                     (97,845)
       Preacquisition earnings                                                                    959,756
       Changes in assets and liabilities:
          Decrease (increase) in accounts receivable from related parties      8,029,700         (204,799)
          Increase in prepaid expenses and other                                (512,433)        (192,738)
          Decrease in cash overdraft                                                              (35,150)
          (Decrease) increase in accrued interest                                (99,408)         214,872
          (Decrease) increase in accounts payable and accrued expenses          (916,243)         192,706
                                                                            ------------     ------------
   Net cash provided by operating activities                                   7,697,189        1,016,077
 INVESTING ACTIVITIES
   Increase in finance receivables, net                                      (26,051,168)     (16,679,402)
   Addition of net cash from Funding                                                            2,140,316
   Purchase of property and equipment, net                                       (61,124)         (13,371)
                                                                            ------------     ------------
       Net cash used in investing activities                                 (26,112,292)     (14,552,457)
 FINANCING ACTIVITIES
   Net borrowings under line of credit                                        11,709,028       13,320,862
   Net borrowings under commercial paper facility                              7,560,407
   Decrease in notes payable to related parties                                                   (75,000)
   Increase (decrease) in notes payable                                            7,042           (1,024)
   (Distributions to) contributions from limited partners, net                  (317,993)       3,428,039
                                                                            ------------     ------------
       Net cash provided by financing activities                              18,958,484       16,672,877
                                                                            ------------     ------------
   Net increase in cash and cash equivalents                                     543,381        3,136,497
   Cash and cash equivalents at beginning of period                           11,734,705
                                                                            ------------
   Cash and cash equivalents at end of period                               $ 12,278,086     $  3,136,497
                                                                            ============     ============
   Supplemental disclosure of cash flow information:
       Cash payments for interest                                           $  1,232,564     $    515,706
                                                                            ============     ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

  HealthCare Financial Partners, Inc. (Company), which was incorporated and previously doing business as HealthPartners Financial Corporation from inception to September 13, 1996, was formed in 1993 under the laws of the state of Delaware. The Company issued 2,415,000 shares of common stock, including underwriters over allotment, in an initial public offering (offering) in November 1996. In connection with the offering, the Company increased its authorized common shares from 1,000,000 shares to 30,000,000 and effected a 4.56-to-1 split of the common stock in the form of a stock dividend, including outstanding warrants and options, on September 13, 1996. Shares of common stock outstanding for all periods presented have been retroactively restated to give effect to the stock split. Effective upon the completion of the offering, the Company used the proceeds of the offering to acquire, using the purchase method of accounting, all the limited partnership interests in HealthPartners Funding, L.P. (Funding) and Funding was liquidated (the acquisition) (See Note 3). The amount paid to acquire the limited partnership interest approximated both the fair value and the book value of Funding at the date of the acquisition. Prior to the offering and the acquisition of Funding by the Company, the Company owned a 1% general partner interest in HealthPartners DEL, L.P. (DEL) and Funding. In addition, the majority owners of the Company owned all of the limited partnership interests of DEL. Prior to the offering, the Company's principal activity was its interest in Funding. Additionally, the Company provided operational and management support to Funding for a fee. Funding's principal activities were, and now the Company's principal activities are, purchasing accounts receivable from health care providers throughout the United States and providing financing to health care providers under asset-based lending arrangements.

  The financial statements of the Company for 1996 are consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The deduction of preacquisition earnings reflects the operations of Funding and DEL allocated to the limited partners of Funding and DEL prior to the acquisition.

  On September 1, 1996, in contemplation of the offering Funding acquired, using the purchase method of accounting, the assets of DEL (consisting principally of client receivables) by assuming DEL's liabilities and paying $472,369 in cash. The cash payment approximated the fair value and book value of DEL's net assets. Immediately following the acquisition, DEL was dissolved.

  Effective in March 1997, the Company formed HealthCare Financial Partners-Funding II, L.P. (Funding II), a limited partnership in which HCFP Funding II, Inc., a wholly owned subsidiary of the Company, is the General Partner. The limited partner in Funding II is an affiliate of existing shareholders. Funding II has been established to expand the Company's secured term lending program. Effective April 1, 1997, the Company formed HealthCare Analysis Corporation, a wholly owned subsidiary, to perform due diligence and ongoing audits on its clients.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                  (UNAUDITED)

1.   BASIS OF PRESENTATION  (CONTINUED)

  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. The notes to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these condensed consolidated financial statements.

2.   SIGNIFICANT ACCOUNTING POLICIES

 CASH AND CASH EQUIVALENTS

  Cash and cash equivalents includes cash and other liquid financial instruments with an original maturity of three months or less. As of March 31, 1997 cash and cash equivalents include $8 million of cash held for Funding II, a related entity. The corresponding amount is included in amounts due to related parties.

 EARNINGS PER SHARE

  Earnings per share are based on the weighted average number of common and common equivalent shares outstanding, including dilutive stock options. Earnings per share are not presented for periods prior to December 31, 1996 because they are not meaningful due to the partnership reporting basis of DEL and Funding and to the reorganization and offering described in Note 1.

3.   PURCHASE OF FUNDING

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                  (UNAUDITED)

3.   PURCHASE OF FUNDING  (CONTINUED)

  The financial statements of the Company for 1996 are consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The pro forma results of operations following reflect the operating results of the Company for the quarter ended March 31, 1997 and 1996 as if the acquisition of Funding had occurred on January 1, 1996, and Funding's operations were included with the Company.

                                          1997         1996
                                       ----------   ----------
Net fee and interest income            $3,355,177   $1,701,106
Provision for losses on receivables       150,000      343,155
Net operating expenses                  2,084,173      936,244
                                       ----------   ----------
Net income                             $1,121,004   $  421,707
                                       ==========   ==========

  The stand-alone results of operations of Funding for the three months ended March 31, 1996 were as follows:


Net fee and interest income                 $1,475,592
Provision for losses on receivables            360,358
Net operating expenses                         401,641
                                            ----------
Income before income taxes and deduction
of preacquisition earnings                  $  713,593
                                            ==========

4.  RECENT ACCOUNTING PRONOUNCEMENTS

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for the year ended December 31, 1997 for the Company. The SFAS changes the way primary and fully diluted earnings per share will be computed. The Company is currently evaluating the impact of the SFAS on the Company's earnings per share information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based financing to healthcare service providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practices. The Company targets small and middle market healthcare service providers with financing needs in the $100,000 to $10 million range in those healthcare sub-markets where growth, consolidation or restructuring appear likely in the near to medium term. The Company had 143 clients as of March 31, 1997, of which 72 were affiliates of one or more clients. The average amount outstanding per client or affiliated client group at March 31, 1997 was approximately $1.2 million. For the three month period ended March 31, 1996, the Company's pro forma net income was $421,707, and for the three month period ended March 31, 1997, the Company's net income was $1.1 million. (The Company used the proceeds of its initial public offering on November 21, 1996 (the "Offering") to acquire limited partnership interests in partnerships it formerly managed for a fee. As a result, the Company believes that net income for the three month period ended March 31, 1996 is more accurately presented on a pro forma basis. See --"The Reorganization".)

  The Company currently provides financing to its clients through (i) revolving lines of credit secured by accounts receivable (the "ABL Program"), (ii) advances against accounts receivable (the "AR Advance Program"), and (iii) to a lesser extent, term loans secured by accounts receivable and other assets (the "STL Program"), often in conjunction with financing provided under either the ABL Program or the AR Advance Program. The yield on finance receivables generated under each of the ABL Program, AR Advance Program and STL Program for the three month period ended March 31, 1997, was 16.5%, 16.5% and 23.1%, respectively. The yield on finance receivables generated under the ABL Program and AR Advance Program for the three month period ended March 31, 1996, was 14.8% and 20.1%, respectively. The Company had no STL Program finance receivables outstanding for the three month period ended March 31, 1996. By March 31, 1997, the finance receivables originated through the Company's ABL Program had grown to 54.0% of total finance receivables, as the Company focused its marketing efforts on larger balance, prime-rate based ABL Program advances to more creditworthy borrowers. The Company anticipates that finance receivables generated under the ABL Program will account for a significant majority of its finance receivables in future periods. Based upon the Company's introduction of new financial products, the Company expects that loans under the STL Program will comprise an increasing percentage of the Company's assets within the foreseeable future. While base interest rates on such loans are expected to be less than the yields generated from both the AR Advance Program and ABL Program, term loans under the STL Program may also include warrants or success fees that could enhance the effective yields on such loans.

  In March 1997, in order to fund the Company's expansion of the STL Program, the Company formed HealthCare Financial Partners-Funding II, L.P. ("Funding II") and obtained a $20.0 million commitment from Farallon Capital Management, LLC ("Farallon") to fund secured term loans made by Funding II to healthcare providers. Affiliates of Farallon are shareholders of the Company. See --"The Reorganization". This commitment expires on February 21, 1999. Utilizing funds available under this partnership structure to make STL Program loans will provide liquidity to the Company for the initial stages of the STL Program without requiring the Company to incur significant additional credit risk. Cash available for distribution from the partnership (other than cash received upon the sale or refinancing of the loans or principal repayments) is distributed 20% to the Company and 80% to Farallon, the limited partner, with preference given to the limited partner until such partner receives a cumulative, compounded return of 10% per annum on invested capital. Cash received from the sale or refinancing or repayment of the loans is distributed 99% to the limited partner and 1% to the general partner. The Company has the right to acquire the loans made by Funding II at any time for 100% of the book value thereof. Upon dissolution and liquidation of Funding II, the Company is required to pay the limited partner an amount equal to 10% of such partner's maximum invested capital. If there is any successor to the business of Funding II which is not an affiliate of the Company, the limited partner is entitled to receive 10% of the equity of such successor. The Company has guaranteed the obligations of the general partner under the partnership agreement.

  The Company is a Delaware corporation which was organized in April 1993 and commenced its business in September 1993. Until September 13, 1996 the Company's name was HealthPartners Financial Corporation. On that date its corporate name was changed to HealthCare Financial Partners, Inc.

THE REORGANIZATION

  Prior to the Offering, the Company conducted its operations principally in its capacity as the general partner of two limited partnerships it formerly managed for a fee, HealthPartners Funding, L.P. ("Funding") and HealthPartners DEL, L.P. ("DEL"). Management concluded that the Company's future financial position and results of operations would be enhanced if the Company directly owned the portfolio assets of each of these limited partnerships and the transactions described below (the "Reorganization") were effected by the Company prior to or simultaneously with the Offering.

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

  Effective upon completion of the Offering, the Company acquired from HealthPartners Investors, L.L.C. ("HP Investors"), the sole limited partner of Funding, all of the limited partnership interests in Funding and paid the $21.8 million purchase price for such assets from the proceeds of the Offering. Such purchase price represented the limited partner's interest in the net assets of Funding and approximated both the fair value and book value of the net assets. Funding was subsequently liquidated and dissolved, and all of its net assets at the date of transfer, consisting principally of advances made under the ABL Program and the AR Advance Program were transferred to the Company.

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

  In November 1996, Fleet Capital Corporation ("Fleet") made available to the Company a line of credit which prior to such time had been available to Funding. This line of credit currently enables the Company to borrow from Fleet up to $35 million. See "--Liquidity and Capital Resources."

FINANCIAL INFORMATION

  The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, of HealthCare Financial Partners, Inc.

RESULTS OF OPERATIONS

Three Month Period ended March 31, 1997 Compared to the Three Month Period Ended March 31, 1996

  Total fee and interest income increased from $2.3 million for the three month period ended March 31, 1996 to $4.5 million for the three month period ended March 31, 1997, an increase of 96.8%. The increase principally resulted from an increase of $55.4 million in average finance receivables outstanding due in part to the Company's growth in the ABL Program and its introduction of the STL Program during the last quarter of 1996. Interest earned from the STL and ABL Programs increased from $404,427 for the three month period ended March 31, 1996 to $1.9 million for the three month period ended March 31, 1997, which accounted for $1.5 million of the $2.2 million growth in total fee and interest income between the periods. The Company increased its client base in the AR Advance Program from 68 clients at March 31, 1996 to 77 clients at March 31, 1997. Additionally, existing clients increased their average borrowings from the Company in three month period ended March 31, 1997 as compared to the prior year. Because the yield on finance receivables declined from 18.6% for the three month period ended March 31, 1996 to 17.2% for the three month period ended March 31, 1997, the increase in fee and interest income was due to growth in the volume of finance receivables, and was somewhat offset by the decline in yield. The yield on finance receivables for the three month period ended March 31, 1997 was lower due to a substantially greater volume of ABL Program finance receivables outstanding during the three month period ended March 31, 1997, which have lower yields when compared to the finance receivables historically generated in the AR Advance Program. Interest expense increased from $580,030 for the three month period ended March 31, 1996 to $1.1 million for the three month period ended March 31, 1997. However the Company's average cost of borrowed funds decreased from 8.9% for the three month period ended March 31, 1996 to 6.6% for the three month period ended March 31, 1997. This increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables and lower interest cost, net fee and interest income increased 97.2%, from $1.7 million for the three month period ended March 31, 1996 to $3.4 million for the three month period ended March 31, 1997. The increased borrowings, combined with a lower yield on finance receivables, resulted in a decrease in the annualized net interest margin from 13.6% for the three month period ended March 31, 1996 to 12.8% for the three month period ended March 31, 1997.

  The Company's provisions for losses on receivables decreased from $343,155 for the three month period ended March 31, 1996 to $150,000 for the three month period ended March 31, 1997. This decrease is attributable to the growth of the Company's allowance over the last two years, the Company's lack of necessity for chargeoffs and the size of the Company's average client balance which remained at approximately $1.2 million, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. The Company experienced no credit losses in either period.

  Operating expenses increased from $676,627 for the three month period ended March 31, 1996 to $1.9 million for the three month period ended March 31, 1997, a 175.9% increase. This increase was the result of a 242.3% increase in compensation and benefits due to hiring additional personnel, a 64.0% increase in professional fees, a 26.1% increase in rent expense as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

  Other income increased from $10,000 for the three month period ended March 31, 1996 to $429,399 for the three month period ended March 31, 1997, mainly attributable to the Company hiring personnel and charging clients for legal and due diligence functions performed internally. During the three month period ended March 31, 1996, the Company outsourced such activities.

  Net income increased, on a historical basis, from a loss of $268,432 for the three month period ended March 31, 1996, to net income of $1.1 million for the three month period ended March 31, 1997. However, in recognition of the Company's Reorganization, management believes a discussion and analysis of the Company's net income is most effectively presented on a pro forma basis.

  The following table summarizes unaudited pro forma operating results for the three month period ended March 31, 1996 and the unaudited historical operating results for the three month period ended March 31, 1997. The pro forma three month quarterly financial data reflects the Reorganization and is prepared as if the Reorganization had occurred on January 1, 1996. The proforma adjustments for the three month period ended March 31, 1996 are the elimination of the deduction for preacquisition earnings to limited partners and the proforma provision for income taxes because earnings attributable to DEL and Funding are presented on a partnership reporting basis for tax purposes (i.e., no provision for income tax is included in the historical financial statements in the limited partners allocation of earnings). A pro forma tax rate of 39% was applied to calculate the proforma income tax provision and the proforma net income amounts.



                                          HISTORICAL    PROFORMA
                                          -----------  -----------
                                           MARCH 31,    MARCH 31,
                                             1997         1996
                                          -----------  -----------
Fee and interest income
Fee income                                 $2,570,411   $1,869,433
Interest income                             1,917,922      411,703
                                           ----------   ----------
        Total fee and interest income       4,488,333    2,281,136
Interest expense                            1,133,156      580,030
                                           ----------   ----------
Net fee and interest income                 3,355,177    1,701,106
Provision for losses on receivables           150,000      343,155
                                           ----------   ----------
Net fee and interest income after
 provision for losses on receivables        3,205,177    1,357,951

Operating expenses                          1,866,483      676,627
Other income                                  429,399       10,000
                                           ----------   ----------
Income before income taxes                  1,768,093      691,324
Income taxes                                  647,089      269,617
                                           ----------   ----------
Pro forma net income                       $1,121,004   $  421,707
                                           ==========   ==========

  Net income increased from $421,707 income (as shown on a proforma basis in 1996) for the three month period ended March 31, 1996 to $1.1 million for the three month period ended March 31, 1997, a 165.8% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.

EXCESS COLLATERAL AND CLIENT HOLDBACKS

  The Company's primary protection against credit losses is its security interest in client accounts receivable due from third-party payors which collateralize advances under the ABL Program and against which the Company makes advances under the AR Advance Program. The Company obtains a first priority security interest in all of the client's accounts receivable, including receivables not financed by the Company ("Excess Collateral"). As a result, amounts paid or advanced to clients with respect to specific accounts receivable are cross-collateralized by the Company's security interest in other accounts receivable of the client. In addition, the Company frequently obtains a security interest in other assets of a client and maintains an allowance for losses on receivables.

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

  The Company's results of operations are affected by its collections of client accounts receivable. The Company's turnover of its finance receivables, calculated by dividing total collections of client accounts receivable for each of the following quarters by the average month-end balance of finance receivables during such quarter, was 2.4x for the quarter ended March 31, 1996, 2.4x for the quarter ended June 30, 1996, 3.7x for the quarter ended September 30, 1996, 3.5x for the quarter ended December 31, 1996 and 2.6x for the quarter ended March 31, 1997.

PROVISION AND ALLOWANCE FOR POSSIBLE LOSSES ON RECEIVABLES

  The Company regularly reviews its outstanding advances and purchased accounts receivable to determine the adequacy of its allowance for possible losses on receivables. To date, the Company has experienced no credit losses. The allowance for possible losses on receivables is maintained at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables. In evaluating the adequacy of the allowance, management of the Company considers trends in healthcare sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, Excess Collateral, and underwriting policies, among other items. As of March 31, 1997, the Company's reserve was $1,228,992 or 1.1% of finance receivables. To the extent that management deems specific finance receivable advances to be wholly or partially uncollectible, the Company establishes a specific loss reserve equal to such amount. At March 31, 1997, the Company had no specific reserves. In the opinion of management, based on a review of the

Company's portfolio, the reserve for losses on receivables is adequate at this time, although there can be no assurance that such reserve will be adequate in the future.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flows resulting from operating activities have provided sources of cash amounting to $1.0 million and $7.7 million for the quarters ended March 31, 1996 and 1997, respectively. The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities are derived from cash payments for compensation and employee benefits, rent expense, and professional fees. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its AR Advance Program and ABL and STL Programs. The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. These financing activities have occurred from both debt and equity sources. As of March 31, 1997, debt sources of capital available to the Company to fund advances under the ABL Program, advances against accounts receivable under the AR Advance Program and loans under the STL Program were a revolving line of credit (the "Bank Facility") with Fleet, and an investment-grade asset backed commercial paper program (the "CP Facility") with ING Baring (U.S.) Capital Markets, Inc. ("ING"). The sources of equity financing were primarily from limited partner capital contributions prior to the Reorganization and the Offering. See "The Reorganization". Subsequent to the Offering, the limited partnership interest was purchased using a significant portion of the offering proceeds, the limited partnership was dissolved and its assets transferred to the Company. The Company increased its outstanding balances under the Bank Facility by $13.3 million during the quarter ended March 31, 1996 and by $11.7 million during the quarter ended March 31, 1997. The lesser increase in 1997 reflects the availability of the CP Facility. On December 5, 1996, the Company entered into an agreement with ING for $100 million of financing under the CP Facility. The Company increased its outstanding balance under the CP Facility by $7.6 million in the quarter ended March 31, 1997. The CP Facility was not available in the quarter ended March 31, 1996. The limited partners provided capital contributions of $4.0 million during the quarter ended March 31, 1996 and the limited partners also received cash distributions from their capital accounts of $571,961 during the quarter ended March 31, 1996. Subsequent to the Offering all of the limited partners' capital was returned to them.

  The Bank Facility is a revolving line of credit. The interest rates payable by the Company under the Bank Facility adjust, based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 3.0%. As of March 31, 1997, $33.5 million was outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5.0 million and a ratio of total debt to equity of not more than 3.0 to
1.0. In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined in the Bank Facility) in excess of $1.0 million. The intercreditor arrangements entered into in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio. At March 31, 1997, the Company was in compliance with all of its covenants under the Bank Facility. The expiration date for the Bank Facility is March 9, 1998, subject to automatic renewal for one-quarter periods thereafter unless terminated by Fleet, which requires six months prior written notice.

  Under the terms of the CP Facility, the Company is able to borrow up to $100 million. As of March 31, 1997, in order to reduce unused line fees under the CP Facility the Company maintained a $50 million borrowing limit under the CP Facility which limit can be increased by the Company in $25 million increments to $100 million upon notice to ING. The CP Facility requires the Company to transfer advances and related receivables under its ABL Program or its AR Advance Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. As of March 31, 1997, $44.8 million of commercial paper was outstanding under the CP Facility. The CP Facility requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $20 million and to make advances in excess of $50 million in the event the Company fails to maintain a tangible net worth of at least $25 million. At March 31, 1997, the Company was in compliance with all of its covenants under the CP Facility. The maturity date for the CP Facility is March 5, 2001. However, the commercial paper program may be terminated by the Company at anytime after March 5, 1999, without penalty.

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

INTEREST RATE SENSITIVITY

  Interest rate sensitivity refers to the change in interest spread between the yield on the Company's portfolio and the cost of funds necessary to finance the portfolio (i.e., the Bank Facility and the CP Facility) resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings are affected. The interest rates charged on the ABL Program adjust based upon changes in the prime rate. The fees charged on the AR Advance Program are fixed at the time of any advance against a batch of receivables, although such fees may increase depending upon the timing of collections of receivables with the batch. The interest rates on the Company's term loans historically were fixed at origination for stated maturities generally of one year or less. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 3.0%. The interest rate on the CP Facility adjusts based upon changes in commercial paper rates. Because the Company expects to finance most of the ABL Program activity through the CP Facility, there exists some interest rate sensitivity since the interest rate on advances to the Company's clients under ABL Program will adjust based on the prime rate, and the interest rate on most of the Company's liabilities under the CP Facility will adjust based on commercial paper rates. Such limited interest rate sensitivity on the ABL Program portfolio is not expected to have a material effect on the Company's net interest income if interest rates change. Additionally, because the AR Advance Program portfolio's fees are generally fixed and will be financed with the CP Facility and the Bank Facility which adjust with changes in commercial paper rates and the prime rate, respectively, there exists interest rate sensitivity with respect to the AR Advance portfolio which, if interest rates increase significantly, could have a material adverse effect on the Company's net interest income. However, this interest rate sensitivity is mitigated by the fact that the Company does not make long-term commitments in the AR Advance Program and therefore retains substantial flexibility to negotiate fees based on changes in interest rates. Interest rate sensitivity related to loans under the STL Program exists to the extent that such loans have fixed interest rates; however, fixed rate loans under the STL Program at March 31, 1997 constituted less than 2.5% of the Company's assets. Such interest rate sensitivity with respect to STL Program loans is expected to be minimized in the future as adjustable rates are charged on most new loans.

INFLATION

  Inflation has not had a significant effect on the Company's operating results to date.

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings -- Not Applicable

  Item 2.  Changes in Securities -- Not Applicable

  Item 3.  Defaults Upon Senior Securities -- Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders -- Not Applicable

  Item 5.  Other Information -- Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K

           The Company filed a report on Form 8-K March 13, 1997 under Item 5 of Form 8-K to report the organization of HealthCare Financial
           Partners -- Funding II, L.P.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HEALTHCARE FINANCIAL PARTNERS, INC.

DATE: May 15, 1997      By:   /s/  Edward P. Nordberg, Jr.
                        --------------------------------------------------
                                   EDWARD P. NORDBERG, JR.
                                Executive Vice President and
                                   Chief Financial Officer