Form 10-Q
period 1997-06-30
HEALTHCARE FINANCIAL PARTNERS INC
filed 1997-08-11
CIK 1023300

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER:   0-21425

                      HEALTHCARE FINANCIAL PARTNERS, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                          52-1844418
    --------------------------------          -------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

       2 WISCONSIN CIRCLE, SUITE 320
          CHEVY CHASE, MARYLAND                       20815
  ----------------------------------------         ----------
  (Address of principal executive offices)         (Zip code)

                                (301) 961-1640
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X                     No
                        -----                      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)                    9,664,991 as of June 30, 1997

                      HEALTHCARE FINANCIAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 1997
         and December 31, 1996 (Unaudited).......................................................  1

         Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1997 and June 30, 1996 (Unaudited)........................  2

         Condensed Consolidated Statements of Equity for the
         year and six months ended December 31, 1996 and June 30, 1997 (Unaudited)...............  3

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and June 30, 1996 (Unaudited).......................................  4

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................  5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Unaudited)...............................  9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 19

Item 2.  Changes in Securities................................................................... 19

Item 3.  Defaults Upon Senior Securities......................................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 19

Item 5.  Other Information....................................................................... 19

Item 6.  Exhibits and Reports on Form 8-K........................................................ 19

SIGNATURES....................................................................................... 20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 ASSETS                                               JUNE 30,         DECEMBER 31,
                                                                        1997               1996
                                                                    -------------     --------------
Cash and cash equivalents                                            $ 10,987,915      $ 11,734,705
Finance receivables                                                   152,379,847        89,328,928
Less:
   Allowance for losses on receivables                                  1,738,992         1,078,992
   Unearned fees                                                        1,844,775           723,804
                                                                     ------------      ------------
       Net finance receivables                                        148,796,080        87,526,132
Accounts receivable from related parties                                                      5,576
Property and equipment                                                    296,202           223,397
Prepaid expenses and other                                              5,080,416         1,783,279
                                                                     ------------      ------------
       Total assets                                                  $165,160,613      $101,273,089
                                                                     ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Line of credit                                                       $ 18,000,000      $ 21,829,737
Commercial paper facility                                              49,597,715        37,209,098
Client holdbacks                                                        9,979,524        11,739,326
Accounts payable to clients                                             1,215,138         1,020,131
Amounts due to related parties                                                              317,993
Accounts payable and accrued expenses                                   3,634,448         1,925,504
Notes payable                                                             141,042           126,389
Accrued interest                                                          253,123           383,935
                                                                     ------------      ------------
       Total liabilities                                               82,820,990        74,552,113

Stockholders' equity
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized; none outstanding
   Common stock, par value $.01 per share; 30,000,000 shares
    authorized; 9,664,991 and 6,214,991 shares issued and
    outstanding in 1997 and 1996, respectively                             96,650            62,150
   Paid-in-capital                                                     79,717,538        26,704,234
   Retained equity (deficit)                                            2,525,435           (45,408)
                                                                     ------------      ------------
       Total stockholders' equity                                      82,339,623        26,720,976
                                                                     ------------      ------------
       Total liabilities and equity                                  $165,160,613      $101,273,089
                                                                     ============      ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------     ---------------------------
                                                         1997             1996           1997             1996
                                                      ----------       ----------     ----------       ----------
Fee and interest income:
   Discount fees                                      $1,361,128       $1,671,881     $3,037,812       $3,131,885
   Commitment fees                                       337,361          172,885        643,310          359,227
   Other fees                                            748,963          238,811      1,336,741          469,174
   Interest income                                     3,013,090          799,583      4,931,012        1,204,010
                                                      ----------       ----------     ----------       ----------
Total fee and interest income                          5,460,542        2,883,160      9,948,875        5,164,296
Interest expense                                       1,968,569          801,126      3,101,725        1,381,156
                                                      ----------       ----------     ----------       ----------
Net fee and interest income                            3,491,973        2,082,034      6,847,150        3,783,140
Provision for loss on receivables                        250,000           53,646        400,000          396,801
                                                      ----------       ----------     ----------       ----------
Net fee and interest income after
 provision                                             3,241,973        2,028,388      6,447,150        3,386,339
 for losses on receivables
Operating expenses:
   Compensation and benefits                             920,223          255,956      1,691,761          481,370
   Commissions                                            42,162          151,692         72,583          223,478
   Professional fees                                     112,545          137,481        285,962          243,232
   Occupancy                                              55,526           60,981        103,035           98,663
   Administrative and other                              292,445          203,282      1,136,043          439,276
                                                      ----------       ----------     ----------       ----------
Total operating expenses                               1,422,901          809,392      3,289,384        1,486,019
Other income                                             380,723            8,000        810,122           18,000
                                                      ----------       ----------     ----------       ----------
Income before deduction of
 preacquisition earnings and income taxes              2,199,795        1,226,996      3,967,888        1,918,320
Deduction of preacquisition earnings                                    1,097,308                       2,057,064
                                                                       ----------                      ----------
Income (loss) before income taxes                      2,199,795          129,688      3,967,888         (138,744)
Income taxes (benefit)                                   749,956                -      1,397,045          (13,268)
                                                      ----------       ----------     ----------       ----------
Net income (loss)                                     $1,449,839       $  129,688     $2,570,843       $ (125,476)
                                                      ==========       ==========     ==========       ==========

Net income per share                                  $     0.21                      $     0.40
Weighted average shares outstanding                    6,745,760                       6,481,842

Fully diluted net income per share                    $     0.21                      $     0.38
Fully diluted weighted average
 shares outstanding                                    6,976,223                       6,712,305


                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
                                  (UNAUDITED)

                                                                             STOCKHOLDERS' EQUITY
                                                       -------------------------------------------------------------------
                                           LIMITED                                   RETAINED                      TOTAL
                                          PARTNER'S       COMMON       PAID-IN       EARNINGS                    EQUITY
                                           CAPITAL        STOCK        CAPITAL      (DEFICIT)       TOTAL       (DEFICIT)
                                         -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1995
(combined)                               $   415,305   $    34,200                  $ (574,970)  $  (540,770)  $  (125,465)

Issuance of 2,415,000 shares
  of $.01 par value common stock                            24,150   $26,708,034                  26,732,184    26,732,184

Conversion of common stock
  warrants to 379,998 shares of $.01
  par value common stock                                     3,800        (3,800)

Net distributions to partners               (415,305)                                                             (415,305)

Net income                                                                             529,562       529,562       529,562
                                         -----------   -----------   -----------   -----------   -----------   -----------

Balance at  December 31, 1996
(consolidated)                                             62,150     26,704,234       (45,408)   26,720,976    26,720,976

Issuance of 3,450,000 shares of $.01
  par value common stock                                   34,500     53,005,310                  53,039,810    53,039,810

 Common stock issuable under
  performance option plan                                                  7,994                       7,994         7,994

Net income                                                                           2,570,843     2,570,843     2,570,843
                                         -----------   -----------   -----------   -----------   -----------   -----------
Balance at  June 30, 1997
(consolidated)                                         $    96,650   $79,717,538    $2,525,435   $82,339,623   $82,339,623
                                         ===========   ===========   ===========   ===========   ===========   ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS,  INC.

                CONDENSED CONSOLIDATED STATEMENTS OF  CASH FLOWS
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                       ------------------------------
                                                                                           1997             1996
                                                                                       -------------    -------------
OPERATING ACTIVITIES
 Net income (loss)                                                                      $  2,570,843     $   (125,476)
 Adjustments to reconcile net income (loss) to
   net cash provided by operations:
   Depreciation                                                                               52,777           13,835
   Stock compensation plan                                                                     7,994
   Provision for losses on receivables                                                       400,000          396,801
   Deferred income taxes                                                                     473,410
   Preacquisition earnings                                                                                  2,057,064
   Changes in assets and liabilities:
    Decrease (increase) in  accounts receivable
     from related parties                                                                      5,576         (204,779)
    Increase in prepaid expenses
     and other                                                                            (2,126,202)        (194,171)
    Decrease in cash overdraft                                                                                (29,364)
    (Decrease) increase in accrued interest                                                 (130,812)         257,674
    Increase (decrease) in accounts payable and accrued expenses                           1,188,861         (274,612)
                                                                                       -------------    -------------
   Net cash provided by operating activities                                               2,442,447        1,896,972
INVESTING ACTIVITIES
   Increase in finance receivables, net                                                  (49,158,748)     (24,592,159)
   Addition of net cash from Funding                                                                        2,140,316
   Purchase of property and equipment, net                                                  (125,582)         (73,209)
   Purchase of limited partnership interest, net of cash acquired                        (15,200,257)
                                                                                       -------------    -------------
    Net cash used in investing activities                                                (64,484,587)     (22,525,052)
FINANCING ACTIVITIES
   Net (repayments) borrowings under line of credit                                       (3,829,737)      17,598,383
   Net borrowings under commercial paper facility                                         12,388,617
   Issuance of common stock, net of expenses                                              53,039,810
   Increase (decrease) in notes payable                                                       14,653          (12,931)
   (Distributions to) contributions from limited partners, net                              (317,993)       5,331,382
                                                                                       -------------    -------------
    Net cash provided by financing activities                                             61,295,350       22,916,834
                                                                                       -------------    -------------
   Net increase (decrease) in cash and cash equivalents                                     (746,790)       2,288,754
   Cash and cash equivalents at beginning of period                                       11,734,705
                                                                                       -------------
   Cash and cash equivalents at end of period                                           $ 10,987,915     $  2,288,754
                                                                                        ============     ============
   Supplemental disclosure of cash flow information:
    Cash payments for interest                                                          $  3,232,537     $  1,123,482
                                                                                        ============     ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

  HealthCare Financial Partners, Inc. (Company), which was incorporated and previously doing business as HealthPartners Financial Corporation from inception to September 13, 1996, was formed in 1993 under the laws of the state of Delaware. The Company issued 2,415,000 shares of common stock, in an initial public offering (offering) in November 1996. In connection with the offering, the Company increased its authorized common shares from 1,000,000 shares to 30,000,000 and effected a 4.56-to-1 split of the common stock in the form of a stock dividend, including outstanding warrants and options, on September 13, 1996. Shares of common stock outstanding for all periods presented have been retroactively restated to give effect to the stock split. Effective upon the completion of the offering, the Company used the proceeds of the offering to acquire, using the purchase method of accounting, all the limited partnership interests in HealthPartners Funding, L.P. (Funding) and Funding was liquidated (the acquisition) (See Note 4). The amount paid to acquire the limited partnership interest approximated both the fair value and the book value of Funding at the date of the acquisition. Prior to the offering and the acquisition of Funding by the Company, the Company owned a 1% general partner interest in HealthPartners DEL, L.P. (DEL) and Funding. In addition, the majority owners of the Company owned all of the limited partnership interests of DEL. Prior to the offering, the Company's principal activity was its interest in Funding. Additionally, the Company provided operational and management support to Funding for a fee. Funding's principal activities were, and now the Company's principal activities are, purchasing accounts receivable from health care providers throughout the United States and providing financing to health care providers under asset-based lending arrangements.

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

  Effective in March 1997, the Company formed HealthCare Financial Partners-Funding II, L.P. (Funding II, L.P.), a limited partnership in which HCFP Funding II, Inc., a wholly owned subsidiary of the Company (Funding II), became the General Partner. Funding II, L.P. was established to expand the Company's secured term lending program. On June 17, 1997, the Company sold 3,450,000 shares of common stock to the public in a secondary offering. The proceeds of this offering were $53 million. Subsequent to this offering, utilizing the purchase method of accounting, Funding II acquired all of the limited partnership interest in Funding II, L.P. for a purchase price of $15.5 million, paying $15.2 million net of cash acquired, and Funding II, L.P. was then liquidated. This payment reflected the fair value of the business and exceeded the book value by $1.6 million, which was recorded as goodwill.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                  (UNAUDITED)

1.   BASIS OF PRESENTATION  (CONTINUED)

  Effective April 1, 1997, the Company formed HealthCare Analysis Corporation, a wholly owned subsidiary, to perform due diligence services and ongoing audits on the Company's clients.

  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. The notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these condensed consolidated financial statements.

2.   SIGNIFICANT ACCOUNTING POLICIES

 CASH AND CASH EQUIVALENTS

  Cash and cash equivalents includes cash and other liquid financial instruments with an original maturity of three months or less.

 EARNINGS PER SHARE

  Earnings per share are based on the weighted average number of common and common equivalent shares outstanding, including dilutive stock options. Fully diluted earnings per share is computed using the higher of the average or the period end stock price in the dilutive stock option calculation. Earnings per share are not presented for periods prior to December 31, 1996 because they are not meaningful due to the partnership reporting basis of DEL and Funding and to the reorganization and offering described in Note 1.

3.   BORROWINGS

   On June 7, 1997, the Company and Funding II entered into a financing agreement with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") to securitize certain loans under the Company's Secured Term Loan ("STL") Program. The Company has total borrowing capacity under the agreement of $50,000,000.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                  (UNAUDITED)

3.   BORROWINGS (CONTINUED)

   In connection with this agreement, Funding II formed a wholly owned subsidiary, Wisconsin Circle II Funding Corporation (Wisconsin II), a single purpose bankruptcy remote corporation, to purchase qualifying receivables from Funding II, which are subsequently securitized. The amount outstanding under the financing agreement may not exceed 88% of the principal amount of the STL Program loans securitized. Interest will accrue under the financing agreement at a rate of LIBOR plus 3.75%. The facility is in place until June 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement, however previous loans securitized will remain outstanding until they have been fully repaid. Additionally, under the terms of the agreement, Wisconsin II has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. At June 30, 1997, the Company had not borrowed under this facility.

4.   PURCHASE OF FUNDING

  Effective upon the completion of its initial public offering described in Note 1, the Company acquired, using the purchase method of accounting, the limited partnership interest in Funding, consisting primarily of finance receivables and related borrowings. The amount paid to acquire Funding, net of cash acquired, of $16.2 million approximated both the fair value and book value of Funding at the date of acquisition.

  The financial statements of the Company for 1996 are consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The pro forma results of operations following reflect the operating results of the Company for the three and six months ended June 30, 1997 and 1996 as if the acquisition of Funding had occurred on January 1, 1996, and Funding's operations were included with the Company.


                                        FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                           ENDED JUNE 30,                   ENDED JUNE 30,
                                          1997        1996                1997        1996
                                       ----------  ----------          ----------   ----------
Net fee and interest income            $3,491,973  $2,082,034          $6,847,150   $3,783,140
Provision for losses on receivables       250,000      53,646             400,000      396,801
Net operating expenses                  1,792,134   1,279,920           3,876,307    2,216,164
                                       ----------  ----------          ----------   ----------
Net income                             $1,449,839  $  748,468          $2,570,843   $1,170,175
                                       ==========  ==========          ==========   ==========


                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                  (UNAUDITED)

4.   PURCHASE OF FUNDING  (CONTINUED)

     The stand-alone results of operations of Funding for the three and six months ended June 30, 1996 were as follows:


                                                     FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                     ENDED JUNE 30, 1996     ENDED JUNE 30, 1996
                                                     --------------------    -------------------
Net fee and interest income                               $1,812,495             $3,288,087
Provision for losses on receivables                                                 321,490
Net operating expenses                                       387,542                828,051
                                                          ----------             ----------
Income before income taxes and deduction
 of preacquisition earnings                               $1,424,953             $2,138,546
                                                          ==========             ==========


5.  RECENT ACCOUNTING PRONOUNCEMENTS

  In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which is effective for the year ended December 31, 1997 for the Company. The SFAS changes the way primary and fully diluted earnings per share will be computed. The Company does not believe the SFAS will have a material impact on the Company's earnings per share information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based financing to healthcare service providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practices. The Company targets small and middle market healthcare service providers with financing needs in the $100,000 to $10 million range in those healthcare sub-markets where growth, consolidation or restructuring appear likely in the near to medium term. The Company had 154 clients as of June 30, 1997, of which 69 were affiliates of one or more clients. The average amount outstanding per client or affiliated client group at June 30, 1997 was approximately $1.4 million. For the three and six month periods ended June 30, 1996, the Company's pro forma net income was $748,468 and $1,170,175, respectively, and for the three and six month periods ended June 30, 1997, the Company's net income was $1.4 and $2.6 million, respectively. (The Company used the proceeds of its initial public offering on November 21, 1996 (the "Offering") to acquire limited partnership interests in partnerships it formerly managed for a fee. As a result, the Company believes that net income for the three and six month periods ended June 30, 1996 is more accurately presented on a pro forma basis. See --"The Reorganization".) On June 17, 1997 the Company completed a secondary stock offering (the "Secondary Offering"), and raised an addition $53 million of capital.

  The Company currently provides financing to its clients through (i) revolving lines of credit secured by accounts receivable (the "ABL Program"), (ii) advances against accounts receivable (the "AR Advance Program"), and (iii) term loans secured by real estate accounts receivable and other assets as well as senior debt with warrants (the "STL Program"), often in conjunction with financing provided under either the ABL Program or the AR Advance Program. The yield on finance receivables generated under each of the ABL Program, AR Advance Program and STL Program for the three and six month periods ended June 30, 1997, was 17.5% and 16.9%, 17.5% and 16.9%, and 23.1% and 23.1%, respectively. The yield on finance receivables generated under the ABL Program and AR Advance Program for the three and six month periods ended June 30, 1996, was 17.3% and 16.4%, and 19.5% and 19.8%, respectively. The Company had no STL Program finance receivables outstanding for the three and six month periods ended June 30, 1996. By June 30, 1997, the finance receivables originated through the Company's ABL Program had grown to 57.1% of total finance receivables, as the Company focused its marketing efforts on larger balance, prime-rate based ABL Program advances to more creditworthy borrowers. The Company anticipates that finance receivables generated under the ABL Program will account for a significant majority of its finance receivables in future periods. Based upon the Company's introduction of new financial products, STL Program loans, which comprised 10.2% of finance receivables as of March 31, 1997 grew to 21.9% of finance receivables at June 30, 1997, and may comprise an increasing percentage of the Company's assets within the foreseeable future. While base interest rates on such loans are expected to be less than the yields generated from both the AR Advance Program and ABL Program, term loans under the STL Program may also include warrants or success fees that could enhance the effective yields on such loans.

  In March 1997, in order to fund the Company's expansion of the STL Program, the Company formed HCFP Funding II, Inc., ("Funding II"), a wholly owned subsidiary, to serve as general partner in HealthCare Financial Partners-Funding II, L.P. ("Funding II, L.P.") and obtained a $20.0 million commitment from Farallon Capital Management, LLC ("Farallon") to fund secured term loans made by Funding II, L.P. to healthcare providers. Affiliates of Farallon are shareholders of the Company. See --"The Reorganization". Utilizing funds available from this partnership to make STL Program loans provided liquidity to the Company for the initial stages of the STL Program without requiring the Company to incur significant additional credit risk. Subsequent to the Secondary Offering, Funding II, utilizing the purchase method of accounting, acquired all of the limited partnership interest in Funding II, L.P. for a purchase price of $15.5 million, by paying $15.2 million, net of cash acquired and Funding II, L.P. was then liquidated. The cash payment to the limited partner reflected the fair value of the business purchased, and exceeded the book value of the limited partners interest by $1.6 million, which was recorded as goodwill, and is the principal reason for the increase in prepaid expenses and other assets.

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

RESULTS OF OPERATIONS

Three Month Period ended June 30, 1997 Compared to the Three Month Period Ended June 30, 1996

  Total fee and interest income increased from $2.9 million for the three month period ended June 30, 1996 to $5.5 million for the three month period ended June 30, 1997, an increase of 89.4%. The increase principally resulted from an increase of $60.5 million in average finance receivables outstanding due to the Company's growth in the ABL Program and its introduction of the STL Program during the last quarter of 1996. Interest earned from the STL and ABL Programs increased from $799,583 for the three month period ended June 30, 1996 to $3.0 million for the three month period ended June 30, 1997, which accounted for $2.2 million of the $2.6 million growth in total fee and interest income between the periods. The Company increased its client base in the ABL Program from 24 clients at June 30, 1996 to 87 clients at June 30, 1997. Additionally, existing clients increased their average borrowings from the Company in three month period ended June 30, 1997 as compared to the prior year. Because the yield on finance receivables declined from 18.7% for the three month period ended June 30, 1996 to 17.9% for the three month period ended June 30, 1997, the increase in fee and interest income was due to growth in the volume of finance receivables, and was somewhat offset by the decline in yield. The yield on finance receivables for the three month period ended June 30, 1997 was lower due to a substantially greater volume of ABL Program finance receivables outstanding during the three month period ended June 30, 1997, which have lower yields when compared to the finance receivables historically generated in the AR Advance Program. Interest expense increased from $801,126 for the three month period ended June 30, 1996 to $2.0 million for the three month period ended June 30, 1997. However the Company's average cost of borrowed funds decreased from 11.2% for the three month period ended June 30, 1996 to 9.77% for the three month period ended June 30, 1997, as a result of utilization of the commercial paper facility for the majority of the borrowings for 1997 through June 30. This increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables and lower interest cost, net fee and interest income increased 67.7%, from $2.1 million for the three month period ended June 30, 1996 to $3.5 million for the three month period ended June 30, 1997. The increased borrowings, combined with a lower yield on finance receivables, resulted in a decrease in the annualized net interest margin from 13.5% for the three month period ended June 30, 1996 to 11.4% for the three month period ended June 30, 1997.

  The Company's provisions for losses on receivables increased from $53,646 for the three month period ended June 30, 1996 to $250,000 for the three month period ended June 30, 1997. This increase is attributable to the growth of the Companys finance receivables and the size of the Company's average client balance which increased to approximately $1.4 million, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. The Company experienced no credit losses in either period.

  Operating expenses increased from $809,392 for the three month period ended June 30, 1996 to $1.4 million for the three month period ended June 30, 1997, a 75.8% increase. This increase was the result of a 259.5% increase in compensation and benefits due to hiring additional personnel, as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

  Other income increased from $8,000 for the three month period ended June 30, 1996 to $380,723 for the three month period ended June 30, 1997, mainly attributable to the Company charging clients for legal functions performed internally as a result of hiring personnel to perform these previously outsourced functions, as well as to reflect income of $82,757 from partnership activities of Funding II, L.P. prior to the purchase of Funding II, L.P. by the Company. During the three month period ended June 30, 1996, the Company outsourced all legal activities.

  Net income increased, on a historical basis, from $129,688 for the three month period ended June 30, 1996, to net income of $1.4 million for the three month period ended June 30, 1997. However, in recognition of the Company's Reorganization, management believes a discussion and analysis of the Company's net income is most effectively presented on a pro forma basis.

  The following table summarizes unaudited pro forma operating results for the three month period ended June 30, 1996 and the unaudited historical operating results for the three month period ended June 30, 1997. The pro forma three month quarterly financial data reflects the Reorganization and is prepared as if the Reorganization had occurred on January 1, 1996. The proforma adjustments for the three month period ended June 30, 1996 are the elimination of the deduction for preacquisition earnings to limited partners and the proforma provision for income taxes because earnings attributable to DEL and Funding are presented on a partnership reporting basis for tax purposes (i.e., no provision for income tax is included in the historical financial statements in the limited partners allocation of earnings). A pro forma tax rate of 39% was applied to calculate the proforma income tax provision and the proforma net income amounts.



                                                       HISTORICAL    PROFORMA
                                                       ----------   ----------
                                                        JUNE 30,     JUNE 30,
                                                          1997         1996
                                                       ----------   ----------
Fee and interest income
  Fee income                                           $2,447,452   $2,090,853
  Interest income                                       3,013,090      792,307
                                                       ----------   ----------
    Total fee and interest income                       5,460,542    2,883,160
Interest expense                                        1,968,569      801,126
                                                       ----------   ----------
  Net fee and interest income                           3,491,973    2,082,034
Provision for losses on
 receivables                                              250,000       53,646
                                                       ----------   ----------
  Net fee and interest income after provision
   for losses on receivables                            3,241,973    2,028,388

Operating expenses                                      1,422,901      809,392
Other income                                              380,723        8,000
                                                       ----------   ----------
Income before income taxes                              2,199,795    1,226,996
Income taxes                                              749,956      478,528
                                                       ----------   ----------
Pro forma net income                                   $1,449,839   $  748,468
                                                       ==========   ==========



  Net income increased from $748,468 income (as shown on a proforma basis in 1996) for the three month period ended June 30, 1996 to $1.4 million for the three month period ended June 30, 1997, a 93.7% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.

RESULTS OF OPERATIONS

Six Month Period ended June 30, 1997 Compared to the Six Month Period Ended June 30, 1996

  Total fee and interest income increased from $5.2 million for the six month period ended June 30, 1996 to $9.9 million for the six month period ended June 30, 1997, an increase of 92.6%. The increase principally resulted from an increase of $53.9 million in average finance receivables outstanding due in part to the

Company's growth in the ABL Program and its introduction of the STL Program during the last quarter of 1996. Interest earned from the STL and ABL Programs increased from $1.2 million for the six month period ended June 30, 1996 to $4.9 million for the six month period ended June 30, 1997, which accounted for $3.7 million of the $4.8 million growth in total fee and interest income between the periods. The Company increased its client base in the ABL Program from 24 clients at June 30, 1996 to 87 clients at June 30, 1997. Additionally, existing clients increased their average borrowings from the Company in six month period ended June 30, 1997 as compared to the prior year. Because the yield on finance receivables declined from 18.6% for the six month period ended June 30, 1996 to 17.6% for the six month period ended June 30, 1997, the increase in fee and interest income was due to growth in the volume of finance receivables, and was somewhat offset by the decline in yield. The yield on finance receivables for the six month period ended June 30, 1997 was lower due to a substantially greater volume of ABL Program finance receivables outstanding during the three month period ended June 30, 1997, which have lower yields when compared to the finance receivables historically generated in the AR Advance Program. Interest expense increased from $1.4 million for the six month period ended June 30, 1996 to $3.1 million for the six month period ended June 30, 1997. However the Company's average cost of borrowed funds decreased from 10.1% for the six month period ended June 30, 1996 to 8.3% for the six month period ended June 30, 1997 as a result of utilization of the commercial paper facility for the majority of the borrowings for 1997 through June 30. This increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables and lower interest cost, net fee and interest income increased 81.0%, from $3.8 million for the six month period ended June 30, 1996 to $6.8 million for the six month period ended June 30, 1997. The increased borrowings, combined with a lower yield on finance receivables, resulted in a decrease in the annualized net interest margin from 13.7% for the six month period ended June 30, 1996 to 12.1% for the six month period ended June 30, 1997.

  The Company's provisions for losses on receivables increased from $396,811 for the six month period ended June 30, 1996 to $400,000 for the six month period ended June 30, 1997. This minor increase is attributable to the growth of the Company's allowance for losses on receivables over the last two years, the Company's lack of necessity for chargeoffs and the size of the Company's average client balance which increased to $1.4 million, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. The Company experienced no credit losses in either period.

  Operating expenses increased from $1.5 million for the six month period ended June 30, 1996 to $3.3 million for the six month period ended June 30, 1997, a 121.4% increase. This increase was the result of a 251.4% increase in compensation and benefits due to hiring additional personnel, a 17.6% increase in professional fees, a 4.4% increase in rent expense as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

  Other income increased from $18,000 for the six month period ended June 30, 1996 to $810,122 for the six month period ended June 30, 1997, mainly attributable to the Company charging clients for legal and due diligence functions now performed internally as a result of hiring personnel to perform these previously outsourced functions. Additionally, partnership income earned by Funding II, L.P. accounted for $82,757 of other income in 1997.

  Net income increased, on a historical basis, from a loss of $125,476 for the six month period ended June 30, 1996, to net income of $2.6 million for the six month period ended June 30, 1997. However, in recognition of the Company's Reorganization, management believes a discussion and analysis of the Company's net income is most effectively presented on a pro forma basis.

  The following table summarizes unaudited pro forma operating results for the six month period ended June 30, 1996 and the unaudited historical operating results for the six month period ended June 30, 1997. The pro forma six month quarterly financial data reflects the Reorganization and is prepared as if the Reorganization had occurred on January 1, 1996. The proforma adjustments for the three month period ended June 30, 1996 are the elimination of the deduction for preacquisition earnings to limited partners and the proforma provision for income taxes because earnings attributable to DEL and Funding are presented on a partnership reporting basis for tax purposes (i.e., no provision for income tax is included in the historical financial statements in the limited partners allocation of earnings). A pro forma tax rate of 39% was applied to calculate the proforma income tax provision and the proforma net income amounts.

                                                      HISTORICAL    PROFORMA
                                                      -----------  -----------
                                                       JUNE 30,     JUNE 30,
                                                         1997         1996
                                                      -----------  -----------
Fee and interest income
  Fee income                                           $5,017,863   $3,960,286
  Interest income                                       4,931,012    1,204,010
                                                       ----------   ----------
   Total fee and interest income                        9,948,875    5,164,296
Interest expense                                        3,101,725    1,381,156
                                                       ----------   ----------
  Net fee and interest income                           6,847,150    3,783,140
Provision for losses on
 receivables                                              400,000      396,801
                                                       ----------   ----------
  Net fee and interest income after
   provision for losses on receivables                  6,447,150    3,386,339

Operating expenses                                      3,289,384    1,486,019
Other income                                              810,122       18,000
                                                       ----------   ----------
Income before income taxes                              3,967,888    1,918,320
Income taxes                                            1,397,045      748,145
                                                       ----------   ----------
Pro forma net income                                   $2,570,843   $1,170,175
                                                       ==========   ==========

  Net income increased from $1.2 million income (as shown on a proforma basis in 1996) for the six month period ended June 30, 1996 to $2.6 million for the six month period ended June 30, 1997, a 119.7% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.

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

  Under the STL Program, the Company's term loans to clients are secured by a lien on various types of collateral, such as accounts receivable, real estate, equipment, inventory and stock, depending on the circumstances of each loan and the availability of collateral. Additionally, the Company issues senior debt with warrants under this program.

  The Company's results of operations are affected by its collections of client accounts receivable. The Company's turnover of its finance receivables, calculated by dividing total collections of client accounts receivable for each of the following quarters by the average month-end balance of finance receivables during such quarter, was 2.4x for the quarter ended June 30, 1996, 3.7x for the quarter ended September 30, 1996, 3.5x for the quarter ended December 31, 1996, 2.6x for the quarter ended March 31, 1997, and 2.8x for the quarter ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flows resulting from operating activities have provided sources of cash amounting to $1.9 million and $2.4 million for the six months ended June 30, 1996 and 1997, respectively. The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities are derived from cash payments for compensation and employee benefits, rent expense, and professional fees. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its AR Advance Program and ABL and STL Programs. The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. These financing activities have occurred from both debt and equity sources. As of June 30, 1997, debt sources of capital available to the Company to fund advances under the ABL Program, advances against accounts receivable under the AR Advance Program and loans under the STL Program were a revolving line of credit (the "Bank Facility") with Fleet, and an investment-grade asset backed commercial paper program (the "CP Facility") with ING Baring (U.S.) Capital Markets, Inc. ("ING"). At the end of the second quarter of 1997, the Company closed a revolving warehouse line of credit with Credit Suisse First Boston ("Warehouse Facility") for $50 million to fund advances under its STL program. The sources of equity financing were primarily from limited partner capital contributions prior to the Reorganization and the Offering. See "The Reorganization". Subsequent to the Offering, the limited partnership interest (in Funding) was purchased using a significant portion of the Offering proceeds, the limited partnership was dissolved and its assets transferred to the Company. The Company completed the Secondary Offering in the second quarter of 1997, and raised $53 million. Subsequently, the limited partnership interest in Funding II was purchased for $15.5 million, the limited partnership was dissolved, and its assets transferred to the Company. The Company increased its outstanding balances under the Bank Facility by $17.6 million during the six months ended June 30, 1996. Using proceeds form the secondary stock offering, the Company decreased its outstanding balance under the Bank Facility by $3.8 million during the six months ended June 30, 1997. On December 5, 1996, the Company entered into an agreement with ING for $100 million of financing under the CP Facility. The Company increased its outstanding balance under the CP Facility by $12.4 million in the six months ended June 30, 1997. The CP Facility was not available in the six months ended June 30, 1996. The limited partners provided capital contributions of $7.0 million during the six months ended June 30, 1996 and the limited partners also received cash distributions from their capital accounts of $1.7 million during the six months ended June 30, 1996. Subsequent to the Offering all of the limited partners' capital was returned to them.

  The Bank Facility is a revolving line of credit. The interest rates payable by the Company under the Bank Facility adjust, based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. As of June 30, 1997, $18 million was outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5.0 million and a ratio of total debt to equity of not more than 3.0 to 1.0. In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined in the Bank Facility) in excess of $1.0 million. The intercreditor arrangements entered into in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio. At June 30, 1997, the Company was in compliance with all of its covenants under the Bank Facility. The expiration date for the Bank Facility is March 9, 1998, subject to automatic renewal for one-quarter periods thereafter unless terminated by Fleet, which requires six months prior written notice.

  Under the terms of the CP Facility, the Company is able to borrow up to $100 million. As of June 30, 1997, the Company maintained a $75 million borrowing limit under the CP Facility which limit can be increased by the Company by $25 million to $100 million upon notice to ING. The CP Facility requires the Company to transfer advances and related receivables under its ABL Program or its AR Advance Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. As of June 30, 1997, $49.6 million of commercial paper was outstanding under the CP Facility. The CP Facility requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $20 million and to make advances in excess of $75 million in the event the Company fails to maintain a tangible net worth of at least $25 million. At June 30, 1997, the Company was in compliance with all of its covenants under the CP Facility. The maturity date for the CP Facility is March 5, 2001. However, the commercial paper program may be terminated by the Company at anytime after March 5, 1999, without penalty.

  On June 27, 1997, the Company and Funding, II effected the Warehouse Facility by entering into a series of financing agreements with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") and First Trust of New York, National Association (the "Trustee") to securitize certain loans under the Secured Term Loan Program ("STL Program"). In connection with these agreements, Funding II formed a wholly owned subsidiary, Wisconsin Circle II Funding Corporation, (Wisconsin II), a single purpose, bankruptcy remote corporation. Under these agreements, STL Program loans originated by the Funding II which meet certain criteria set forth therein may be transferred to Wisconsin II, and subsequently securitized. The amount outstanding under the financing agreements may not exceed 88% of the principal amount of the loans securitized, subject to a $50 million maximum. Interest will accrue under the financing agreement at a rate equal to LIBOR plus 3.75%. The facility is in place until June 27, 1997, at which time the Warehouse Facility expires as to new loans. However, previous loans securitized will remain outstanding until they are fully repaid or their terms expire. The Company had not borrowed under the Warehouse Facility at June 30, 1997.

  During the second quarter of 1997, funds committed by the limited partner in Funding II, L.P. became available to make secured term loans by Funding II, L.P. under the STL Program. Utilizing such capital under this partnership structure to fund such loans allowed the Company to expand the STL Program without incurring the credit risk associated with concentration of clients in the inception of the program. Subsequent to the Secondary Offering, the Company purchased the assets and assumed the liabilities of Funding II, L.P. for $15.2 million, net of cash acquired.

INTEREST RATE SENSITIVITY

  Interest rate sensitivity refers to the change in interest spread between the yield on the Company's portfolio and the cost of funds necessary to finance the portfolio (i.e., the Bank Facility and the CP Facility) resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings are affected. The interest rates charged on the ABL Program adjust based upon changes in the prime rate. The fees charged on the AR Advance Program are fixed at the time of any advance against a batch of receivables, although such fees may increase depending upon the timing of collections of receivables with the batch. The interest rates on the Company's term loans historically were fixed at origination for stated maturities generally of one year or less. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. The interest rate on the Warehouse Facility adjusts based on LIBOR plus 3.75%. The interest rate on the CP Facility adjusts based upon changes in commercial paper rates. Because the Company expects to finance most of the ABL Program activity through the CP Facility, there exists some interest rate sensitivity since the interest rate on advances to the Company's clients under ABL Program will adjust based on the prime rate, and the interest rate on most of the Company's liabilities under the CP Facility will adjust based on commercial paper rates. Such limited interest rate sensitivity on the ABL Program portfolio is not expected to have a material effect on the Company's net interest income if interest rates change. Additionally, because the AR Advance Program portfolio's fees are generally fixed and will be financed with the CP Facility and the Bank Facility, which adjust with changes in commercial paper rates and the prime rate, respectively, there exists interest rate sensitivity with respect to the AR Advance portfolio which, if interest rates increase significantly, could have a material adverse effect on the Company's net interest income. However, this interest rate sensitivity is mitigated by the fact that the Company does not make long-term commitments in the AR Advance Program and therefore retains substantial flexibility to negotiate fees based on changes in interest rates. Interest rate sensitivity related to loans under the STL Program exists to the extent that such loans have fixed interest rates; however, fixed rate loans under the STL Program at June 30, 1997 constituted less than 2.5% of the Company's assets. Such interest rate sensitivity with respect to STL Program loans is expected to be minimized in the future as adjustable rates are charged on most new loans.

INFLATION

  Inflation has not had a significant effect on the Company's operating results to date.

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings -- Not Applicable

  Item 2.  Changes in Securities -- Not Applicable

  Item 3.  Defaults Upon Senior Securities -- Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders --Not Applicable

  Item 5.  Other Information -- Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K

           The Company filed a report on Form 8-K on March 13, 1997 under Item 5 of Form 8-K to report the organization of HealthCare Financial Partners- Funding II, L.P.

           The Company filed a report on Form 8-K on July 17, 1997 under Item 5 of Form 8-K to report the organization of Wisconsin Circle II Funding Corporation, the securitization agreement with Credit Suisse First Boston Mortgage Capital, L.L.C. and the acquisition of the limited partnership interest in HealthCare Financial Partners-Funding II, L.P.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HEALTHCARE FINANCIAL PARTNERS, INC.


DATE:  August 7, 1997            /s/ Edward P. Nordberg, Jr.
                                -------------------------------
                                 By: EDWARD P. NORDBERG, JR.
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)