Form 10-Q
period 1997-09-30
HEALTHCARE FINANCIAL PARTNERS INC
filed 1997-11-13
CIK 1023300

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    ------------

COMMISSION FILE NUMBER:   0-21425

                      HEALTHCARE FINANCIAL PARTNERS, INC.
            (Exact name of Registrant as specified in its Charter)

             DELAWARE                                          52-1844418
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

    2 WISCONSIN CIRCLE, SUITE 320
        CHEVY CHASE, MARYLAND                                    20815
(Address of principal executive offices)                       (Zip code)

                                (301) 961-1640
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X   No
                      ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)            9,669,341 as of September 30, 1997

================================================================================

                      HEALTHCARE FINANCIAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
             Condensed Consolidated Balance Sheets at September 30, 1997
             and December 31, 1996 (Unaudited)..........................................................       1

             Condensed Consolidated Statements of Operations for the three
             and nine months ended September 30, 1997 and September 30, 1996 (Unaudited)................       2

             Condensed Consolidated Statements of Equity for the
             year and nine months ended December 31, 1996 and September 30, 1997 (Unaudited)............       3

             Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1997 and September 30, 1996 (Unaudited)................................       4

             Notes to Condensed Consolidated Financial Statements (Unaudited)...........................       5

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................................................       9

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings.............................................................................      19

 Item 2.  Changes in Securities.........................................................................      19

 Item 3.  Defaults Upon Senior Securities...............................................................      19

 Item 4.  Submission of Matters to a Vote of Security Holders...........................................      19

 Item 5.  Other Information.............................................................................      19

 Item 6.  Exhibits and Reports on Form 8-K..............................................................      19

 SIGNATURES.............................................................................................      20

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                               ASSETS                                   SEPTEMBER 30,      DECEMBER 31,
                                                                            1997               1996
                                                                      -----------------  ----------------
Cash and cash equivalents                                                  $ 15,600,980      $ 11,734,705
Finance receivables                                                         218,501,952        89,328,928
Less:
   Allowance for losses on receivables                                        2,343,992         1,078,992
   Unearned fees                                                              2,333,957           723,804
                                                                           ------------      ------------
       Net finance receivables                                              213,824,003        87,526,132
Accounts receivable from related parties                                         80,884             5,576
Property and equipment                                                          333,828           223,397
Goodwill                                                                      1,784,655
Prepaid expenses and other                                                    5,208,600         1,783,279
                                                                           ------------      ------------
       Total assets                                                        $236,832,950      $101,273,089
                                                                           ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                             $ 26,203,662      $ 21,829,737
Commercial paper facility                                                    84,941,287        37,209,098
Warehouse facility                                                           23,721,720
Client holdbacks                                                             10,304,490        11,739,326
Accounts payable to clients                                                     691,181         1,020,131
Amounts due to related parties                                                                    317,993
Accounts payable and accrued expenses                                         5,382,594         1,925,504
Notes payable                                                                   128,319           126,389
Accrued interest                                                                609,585           383,935
                                                                           ------------      ------------
       Total liabilities                                                    151,982,838        74,552,113

Stockholders' equity
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized; none outstanding
   Common stock, par value $.01 per share; 30,000,000 shares
  authorized; 9,669,341 and 6,214,991 shares issued and
  outstanding in 1997 and 1996, respectively                                     96,694            62,150
   Paid-in-capital                                                           79,769,559        26,704,234
   Retained equity (deficit)                                                  4,983,859           (45,408)
                                                                           ------------      ------------
       Total stockholders' equity                                            84,850,112        26,720,976
                                                                           ------------      ------------
       Total liabilities and equity                                        $236,832,950      $101,273,089
                                                                           ============      ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                --------------------------------  ----------------------------------
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                --------------------------------  ----------------------------------
                                                     1997             1996             1997              1996
                                                ---------------  ---------------  ---------------  -----------------
Fee and interest income:
   Discount fees                                    $ 1,343,643      $1,973,526       $ 4,381,455        $5,105,411
   Commitment fees                                      430,746          25,003         1,074,056           384,230
   Other fees                                         1,241,216         118,475         2,577,957           587,649
   Interest income                                    4,936,268       1,006,997         9,867,280         2,211,007
                                                    -----------      ----------       -----------        ----------
Total fee and interest income                         7,951,873       3,124,001        17,900,748         8,288,297
Interest expense                                      1,984,344         923,175         5,086,069         2,304,331
                                                    -----------      ----------       -----------        ----------
Net fee and interest income                           5,967,529       2,200,826        12,814,679         5,983,966
Provision for losses on receivables                     605,000         216,315         1,005,000           613,116
                                                    -----------      ----------       -----------        ----------
Net fee and interest income after provision
 for losses on receivables                            5,362,529       1,984,511        11,809,679         5,370,850
Operating expenses:
   Compensation and benefits                            946,622         344,689         2,638,383           826,059
   Commissions                                           52,146         113,092           124,729           336,570
   Professional fees                                     79,403          23,929           365,365           267,161
   Occupancy                                             56,832          19,993           159,867           118,656
 Administrative and other                               537,072         294,523         1,673,115           733,799
                                                    -----------      ----------       -----------        ----------
Total operating expenses                              1,672,075         796,226         4,961,459         2,282,245
Other income                                            300,004         153,651         1,110,126           171,651
                                                    -----------      ----------       -----------        ----------
Income before deduction of
 preacquisition earnings and income taxes             3,990,458       1,341,936         7,958,346         3,260,256
Deduction of preacquisition earnings                                  1,393,523                           3,450,587
                                                    -----------      ----------       -----------        ----------
Income (loss) before income taxes                     3,990,458         (51,587)        7,958,346          (190,331)
Income taxes (benefit)                                1,532,034                         2,929,079           (13,268)
                                                    -----------      ----------       -----------        ----------
Net income (loss)                                   $ 2,458,424      $  (51,587)      $ 5,029,267        $ (177,063)
                                                    ===========      ==========       ===========        ==========

Net income per share                                      $0.25                             $0.67
Weighted average shares outstanding                   9,665,580                         7,554,750

Fully diluted net income per share                        $0.25                             $0.64
Fully diluted weighted average
 shares outstanding                                  10,007,679                         7,896,849


                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
                                  (UNAUDITED)

                                                                             STOCKHOLDERS' EQUITY
                                               ---------------------------------------------------------------------------
                                                LIMITED                               RETAINED                   TOTAL
                                               PARTNER'S    COMMON      PAID-IN       EARNINGS                   EQUITY
                                                CAPITAL     STOCK       CAPITAL      (DEFICIT)      TOTAL       (DEFICIT)
                                               ---------   --------  -------------  ----------   -----------   -----------
Balance at December 31, 1995
(combined)                                     $ 415,305   $ 34,200                 $ (574,970)  $  (540,770)  $  (125,465)
Issuance of 2,415,000 shares
   of $.01 par value common stock                            24,150  $  26,708,034                26,732,184    26,732,184
Conversion of common stock
  warrants to 379,998 shares of $.01
   par value common stock                                     3,800         (3,800)
Net distributions to partners                   (415,305)                                                         (415,305)
Net income                                                                             529,562       529,562       529,562
                                               ---------   --------  -------------  ----------   -----------   -----------
Balance at December 31, 1996
(consolidated)                                               62,150     26,704,234     (45,408)   26,720,976    26,720,976

Issuance of 3,450,000 shares of $.01
  par value common stock                                     34,500     53,005,310                53,039,810    53,039,810

Common stock issuable under
  performance option plan                                                   11,991                    11,991        11,991

Common stock issued under
  employee option plans                                          44         48,024                    48,068        48,068

Net income                                                                           5,029,267     5,029,267     5,029,267
                                               ---------   --------  -------------  ----------   -----------   -----------

Balance at September 30, 1997
 (consolidated)                                            $ 96,694  $  79,769,559  $4,983,859   $84,850,112   $84,850,112
                                               =========   ========  =============  ==========   ===========   ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Nine months ENDED SEPTEMBER 30,
                                                                      ------------------------------------
                                                                             1997               1996
                                                                      -----------------   ----------------
Operating activities
   Net income (loss)                                                      $   5,029,267       $   (177,063)
   Adjustments to reconcile net income (loss) to
  net cash provided by operations:
  Depreciation                                                                   91,115             33,124
  Amortization of goodwill                                                       47,690
  Stock compensation plan                                                        11,991
  Provision for losses on receivables                                         1,005,000            613,116
  Deferred income taxes                                                        (527,308)
  Preacquisition earnings                                                                        3,450,587
  Changes in assets and liabilities:
   Increase in accounts receivable
     from related parties                                                       (75,308)          (204,779)
   Increase in prepaid expenses
     and other                                                               (3,086,013)          (516,246)
   Decrease in cash overdraft                                                                      (23,979)
   Increase in accrued interest                                                 225,650            290,529
   Increase (decrease)  in accounts payable and accrued expenses              2,413,050           (461,173)
                                                                          -------------       ------------
 Net cash provided by operating activities                                    5,135,134          3,004,116
INVESTING ACTIVITIES
 Increase in finance receivables, net                                      (114,466,705)       (32,857,485)
 Addition of net cash from Funding                                                               2,140,316
 Purchase of property and equipment, net                                       (201,546)          (167,666)
 Purchase of limited partnership interest, net of cash acquired             (15,200,257)
                                                                          -------------       ------------
  Net cash used in investing activities                                    (129,868,508)       (30,884,835)
FINANCING ACTIVITIES
 Net borrowings under line of credit                                          4,373,925         24,799,770
 Net borrowings under commercial paper facility                              47,732,189
 Net borrowings under warehouse facility                                     23,721,720
 Issuance of common stock, net of expenses                                   53,087,878
 Increase in notes payable                                                        1,930             38,283
 (Distributions to) contributions from limited partners, net                   (317,993)         5,507,244
                                                                          -------------       ------------
  Net cash provided by financing activities                                 128,599,649         30,345,297
                                                                          -------------       ------------
 Net increase in cash and cash equivalents                                    3,866,275          2,464,578
 Cash and cash equivalents at beginning of period                            11,734,705
                                                                          -------------       ------------
 Cash and cash equivalents at end of period                               $  15,600,980       $  2,464,578
                                                                          =============       ============
 Supplemental disclosure of cash flow information:
  Cash payments for interest                                              $   4,860,419       $  2,013,802
                                                                          =============       ============

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

     On September 1, 1996, in contemplation of the offering, Funding acquired, using the purchase method of accounting, the assets of DEL (consisting principally of client receivables) by assuming DEL's liabilities and paying $472,369 in cash. The cash payment approximated the fair value and book value of DEL's net assets. Immediately following the acquisition, DEL was dissolved.

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

     Effective August, 1997, the Company formed HealthCare Financial Partners - Funding III, L.P. (Funding III, L.P.), a limited partnership in which HCFP Funding III, Inc., a wholly owned subsidiary of the Company (Funding III), became the General Partner. Funding III, L.P. was established to introduce the Company's presence in a new market, with a new product line. Funding III, L.P. participated in a Department of Housing & Urban Development (HUD) auction of a distressed mortgage loan portfolio, from which it purchased four loans. Funding III holds a 1% General and 49% Limited partnership interest in Funding III, L.P. and receives 60% of the income from the partnership's activities, which is included in other income on the consolidated financial statements under the equity basis of accounting, as Funding III, and therefore the Company, does not have sufficient control to warrant consolidation.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997. The notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 should be read in conjunction with these condensed consolidated financial statements.

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                  (UNAUDITED)


3.   BORROWINGS

     On June 7, 1997, the Company and Funding II entered into a financing agreement (the "Warehouse Facility") with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") to securitize certain loans under the Company's Secured Term Loan ("STL") Program. The Company has total borrowing capacity under the agreement of $50,000,000.

     In connection with this agreement, Funding II formed a wholly owned subsidiary, Wisconsin Circle II Funding Corporation (Wisconsin II), a single purpose bankruptcy remote corporation, to purchase qualifying receivables from Funding II, which are subsequently securitized. The amount outstanding under the Warehouse Facility may not exceed 88% of the principal amount of the STL Program loans securitized. Interest accrues under the Warehouse Facility a rate of LIBOR plus 3.75%. The facility is in place until June 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement, however previous loans securitized will remain outstanding until they have been fully repaid. Additionally, under the terms of the agreement, Wisconsin II has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. At September 30, 1997, the Company had borrowed $23.7 million under this facility, which is the amount outstanding at that time.

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

     The financial statements of the Company for 1996 are consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The pro forma results of operations following reflect the operating results of the Company for the three and nine months ended September 30, 1997 and 1996 as if the acquisition of Funding had occurred on January 1, 1996, and Funding's operations were included with the Company.

                                        For the three months     For the nine months
                                        ended September 30,      ended September 30,
                                          1997        1996        1997         1996
                                       ----------  ----------  -----------  ----------
Net fee and interest income            $5,967,529  $2,200,826  $12,814,679  $5,983,966
Provision for losses on receivables       605,000     216,315    1,005,000     613,116
Net operating expenses                  2,904,105   1,165,930    6,780,412   3,382,094
                                       ----------  ----------  -----------  ----------
Net income                             $2,458,424  $  818,581  $ 5,029,267  $1,988,756
                                       ==========  ==========  ===========  ==========


                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                  (UNAUDITED)


4.   PURCHASE OF FUNDING  (CONTINUED)

     The stand-alone results of operations of Funding for the three and nine months ended September 30, 1996 were as follows:

                                            FOR THE THREE MONTHS  FOR THE NINE MONTHS
                                            ended Sept. 30, 1996  ENDED SEPT. 30, 1996
                                            --------------------  --------------------
Net fee and interest income                           $2,010,378            $5,298,465
Provision for losses on receivables                      216,315               537,805
Net operating expenses                                   398,342             1,226,393
                                                      ----------            ----------
Income before income taxes and deduction              $1,395,721            $3,534,267
                                                      ==========            ==========
 of preacquisition earnings


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based financing to healthcare service providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practices. The Company targets small and middle market healthcare service providers with financing needs in the $100,000 to $10 million range in those healthcare sub-markets where growth, consolidation or restructuring appear likely in the near to medium term. The Company had 180 clients as of September 30, 1997, of which 82 were affiliates of one or more clients. The average amount outstanding per client or affiliated client group at September 30, 1997 was approximately $1.8 million. For the three and nine month periods ended September 30, 1996, the Company's pro forma net income was $818,581 and $2.0 million, respectively, and for the three and nine month periods ended September 30, 1997, the Company's net income was $2.5 and $5.0 million, respectively. (The Company used the proceeds of its initial public offering on November 21, 1996 (the "Offering") to acquire limited partnership interests in partnerships it formerly managed for a fee. As a result, the Company believes that net income for the three and nine month periods ended September 30, 1996 is more accurately presented on a pro forma basis. See --"The Reorganization".) On June 17, 1997 the Company completed a secondary stock offering (the "Secondary Offering"), and raised an additional $53 million of capital.

     The Company currently provides financing to its clients through (i) revolving lines of credit secured by accounts receivable and advances against accounts receivable ("Accounts Receivable Program") and, (ii) term loans secured by real estate, accounts receivable and other assets as well as senior debt with warrants (the "STL Program"), often in conjunction with financing provided under the Accounts Receivable Program. The yield on finance receivables generated under the Accounts Receivable Program for the three and nine month periods ended September 30, 1997, was 16.9% and 16.6%, respectively; for the STL Program the yields for the three and nine month periods was 18.2% and 16.9%, respectively. The yield on finance receivables generated under the Accounts Receivable Program for the three and nine month periods ended September 30, 1996, was 17.1% and 18.0%, respectively. The Company had no STL Program finance receivables outstanding for the three and nine month periods ended September 30, 1996. As of September 30, 1997, the finance receivables originated through the Company's Accounts Receivable Program were 78.8% of total finance receivables. As a result of the Company's introduction of new financial products, STL Program loans increased and comprised 21.2% of finance receivables at September 30, 1997, and may comprise an increasing percentage of the Company's assets within the foreseeable future. While base interest rates on such loans are expected to be less than the yields generated from the Accounts Receivable Program, term loans under the STL Program may also include warrants or success fees that could enhance the effective yields on such loans.

     In March 1997, in order to fund the Company's expansion of the STL Program, the Company formed HCFP Funding II, Inc., ("Funding II"), a wholly owned subsidiary, to serve as general partner in HealthCare Financial Partners-Funding II, L.P. ("Funding II, L.P.") and obtained a $20.0 million commitment from Farallon Capital Management, LLC ("Farallon") to fund secured term loans made by Funding II, L.P. to healthcare providers. Affiliates of Farallon are shareholders of the Company. See --"The Reorganization". Utilizing funds available from this partnership to make STL Program loans provided liquidity to the Company for the initial stages of the STL Program without requiring the Company to incur significant additional credit risk. Subsequent to the Secondary Offering, Funding II, utilizing the purchase method of accounting, acquired all of the limited partnership interest in Funding II, L.P. for a purchase price of $15.5 million, by paying $15.2 million, net of cash acquired and Funding II, L.P. was then liquidated. The cash payment to the limited partner reflected the fair value of the business purchased, and exceeded the book value of the limited partners interest by $1.6 million, which was recorded as goodwill.

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

     In November 1996, Fleet Capital Corporation ("Fleet") made available to the Company a line of credit which prior to such time had been available to Funding. This line of credit currently enables the Company to borrow from Fleet up to $40 million. See "--Liquidity and Capital Resources."

FINANCIAL INFORMATION

     The following discussion should be read in conjunction with the condensed consolidated financial statements, including the notes thereto, of HealthCare Financial Partners, Inc.

RESULTS OF OPERATIONS

Three Month Period ended September 30, 1997 Compared to the Three Month Period Ended September 30, 1996

     Total fee and interest income increased from $3.1 million for the three month period ended September 30, 1996 to $8.0 million for the three month period ended September 30, 1997, an increase of 154.5%. The increase principally resulted from an increase of $107.9 million in average finance receivables outstanding due to the Company's growth in the Accounts Receivable Program and its introduction of the STL Program during the last quarter of 1996. Interest earned from the STL and Accounts Receivable Program increased from $1.0 million for the three month period ended September 30, 1996 to $4.9 million for the three month period ended September 30, 1997, which accounted for $3.9 million of the $4.9 million growth in total fee and interest income between the periods. The Company increased its client base in the Accounts Receivable Program from 112 clients at September 30, 1996 to 171 clients at September 30, 1997. Additionally, existing clients increased their average borrowings from the Company in three month period ended September 30, 1997 as compared to the prior year. The yield on finance receivables increased from 17.1% for the three month period ended September 30, 1996 to 17.6% for the three month period ended September 30, 1997. Therefore, the increase in fee and interest income was due to growth in the volume of finance receivables, as well as the increase in yield. Although the yield on the Accounts Receivable Program for the three month period ended September 30, 1997 decreased to 16.9% from 17.1% for the three month period ended September 30, 1996 due to a substantially greater volume of Accounts Receivable Program finance receivables outstanding during the three month period ended September 30, 1997 to larger, more creditworthy borrowers at lower interest rates, the yield on finance receivables for the three month period ended September 30, 1997 was increased from 17.1% to 17.6% due to the growth of the STL Program which returned an overall yield of 18.2% for the three month period ended September 30, 1997.

     Interest expense increased from $923,175 for the three month period ended September 30, 1996 to $2.0 million for the three month period ended September 30, 1997. However the Company's average cost of borrowed funds decreased from 10.4% for the three month period ended September 30, 1996 to 8.3% for the three month period ended September 30, 1997, as a result of utilization of the commercial paper facility for the majority of the borrowings for 1997 through September 30. This increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables and lower interest cost, net fee and interest income increased 171.1%, from $2.2 million for the three month period ended September 30, 1996 to $6.0 million for the three month period ended September 30, 1997. The increased borrowings at lower rates, and the increased yield on finance receivables, resulted in an increase in the annualized net interest margin from 12.0% for the three month period ended September 30, 1996 to 13.2% for the three month period ended September 30, 1997.

     The Company's provision for losses on receivables increased from $216,315 for the three month period ended September 30, 1996 to $605,000 for the three month period ended September 30, 1997. This increase is attributable to the growth of the Company's finance receivables and the size of the Company's average client balance, which increased to approximately $1.8 million, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. The Company experienced no credit losses in either period.

     Operating expenses increased from $796,226 for the three month period ended September 30, 1996 to $1.7 million for the three month period ended September 30, 1997, a 110.0% increase. This increase was the result of a 174.6% increase in compensation and benefits due to hiring additional personnel, as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

     Other income increased from $153,651 for the three month period ended September 30, 1996 to $300,004 for the three month period ended September 30, 1997, mainly attributable to the Company passing through to and collecting from clients the costs of legal services rendered by in-house legal personnel who were hired to perform these previously outsourced legal services in connection with the Company's lending operations. During the three month period ended September 30, 1996, the Company outsourced all legal activities.

     Net income increased, on a historical basis, from a loss of $51,587 for the three month period ended September 30, 1996, to net income of $2.5 million for the three month period ended September 30, 1997. However, in recognition of the Company's Reorganization, management believes a discussion and analysis of the Company's net income is most effectively presented on a pro forma basis.

     The following table summarizes unaudited pro forma operating results for the three month period ended September 30, 1996 and the unaudited historical operating results for the three month period ended September 30, 1997. The pro forma three month quarterly financial data reflects the Reorganization and is prepared as if the Reorganization had occurred on January 1, 1996. The proforma adjustments for the three month period ended September 30, 1996 are the elimination of the deduction for preacquisition earnings to limited partners and the proforma provision for income taxes because earnings attributable to DEL and Funding are presented on a partnership reporting basis for tax purposes (i.e., no provision for income tax is included in the historical financial statements in the limited partners allocation of earnings). A pro forma tax rate of 39% was applied to calculate the proforma income tax provision and the proforma net income amounts.

                                                                      HISTORICAL       PROFORMA
                                                                    --------------  --------------
                                                                      SEPT. 30,       SEPT. 30,
                                                                         1997            1996
                                                                    --------------  --------------
Fee and interest income
 Fee income                                                             $3,015,605      $2,117,004
 Interest income                                                         4,936,268       1,006,997
                                                                        ----------      ----------
  Total fee and interest income                                          7,951,873       3,124,001
Interest expense                                                         1,984,344         923,175
                                                                        ----------      ----------
 Net fee and interest income                                             5,967,529       2,200,826
Provision for losses on
 receivables                                                               605,000         216,315
                                                                        ----------      ----------
 Net fee and interest income after provision
  for losses on receivables                                              5,362,529       1,984,511

Operating expenses                                                       1,672,075         796,226
Other income                                                               300,004         153,651
                                                                        ----------      ----------
Income before income taxes                                               3,990,458       1,341,936
Income taxes                                                             1,532,034         523,355
                                                                        ----------      ----------
Pro forma net income                                                    $2,458,424      $  818,581
                                                                        ==========      ==========


     Net income increased from $818,581 income (as shown on a proforma basis in 1996) for the three month period ended September 30, 1996 to $2.5 million for the three month period ended September 30, 1997, a 200.3% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.

RESULTS OF OPERATIONS

Nine Month Period ended September 30, 1997 Compared to the Nine Month Period Ended September 30, 1996

     Total fee and interest income increased from $8.3 million for the nine month period ended September 30, 1996 to $17.9 million for the nine month period ended September 30, 1997, an increase of 116.0%. The increase principally resulted from an increase of $80.4 million in average finance receivables outstanding due in part to the Company's growth in the Accounts Receivable Program and its introduction of the STL Program during the last quarter of 1996. Interest earned from the STL and Accounts Receivable Programs increased from $2.2 million for the nine month period ended September 30, 1996 to $9.9 million for the nine month period ended September 30, 1997, which accounted for $7.7 million of the $9.6 million growth in total fee and interest income between the periods. The Company increased its client base in the Accounts Receivable Program from 112 clients at September 30, 1996 to 171 clients at September 30, 1997. Additionally, existing clients increased their average borrowings from the Company in the nine month period ended September 30, 1997 as compared to the prior year. Because the yield on finance receivables declined from 18.0% for the nine month period ended September 30, 1996 to 16.9% for the nine month period ended September 30, 1997, the increase in fee and interest income was due to growth in the volume of finance receivables, and was somewhat offset by the decline in yield. The yield on finance receivables for the nine month period ended September 30, 1997 was lower due to a substantially greater volume of Accounts Receivable Program finance receivables outstanding during the nine month period ended September 30, 1997 to larger, more creditworthy borrowers at lower interest rates. Interest expense increased from $2.3 million for the nine month period ended September 30, 1996 to $5.1 million for the nine month period ended September 30, 1997. However the Company's average cost of borrowed funds decreased from 10.2% for the nine month period ended September 30, 1996 to 8.6% for the nine month period ended September 30, 1997 as a result of utilization of the commercial paper facility for the majority of the borrowings for 1997 through September 30. This increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables and lower interest cost, net fee and interest income increased 114.2%, from $6.0 million for the nine month period ended September 30, 1996 to $12.8 million for the nine month period ended September 30, 1997. Lower yield on finance receivables due to making larger loans to more credit worthy borrowers at lower rates, somewhat offset by increased borrowings at lower rates, resulted in a decrease in the annualized net interest margin from 13.0% for the nine month period ended September 30, 1996 to 12.1% for the nine month period ended September 30, 1997.

     The Company's provision for losses on receivables increased from $613,116 for the nine month period ended September 30, 1996 to $1,005,000 for the nine month period ended September 30, 1997. This increase is attributable to the growth of the Company's finance receivables over the last two years, and the size of the Company's average client balance which increased to $1.8 million, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. The Company experienced no credit losses in either period.

     Operating expenses increased from $2.3 million for the nine month period ended September 30, 1996 to $5.0 million for the nine month period ended September 30, 1997, a 117.4% increase. This increase was the result of a 219.4% increase in compensation and benefits due to hiring additional personnel, a 36.8% increase in professional fees due to the regulatory requirements imposed upon a public company, a 34.7% increase in occupancy expense as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

     Other income increased from $171,651 for the nine month period ended September 30, 1996 to $1.1 million for the nine month period ended September 30, 1997. This increase is mainly attributable to the Company receiving fees from clients for legal and due diligence services performed by in-house personnel. These fees were previously paid by the clients but passed through to the outside firm that performed the services. Additionally, partnership income earned by Funding II, L.P. accounted for $82,757 of other income in 1997.

     Net income increased, on a historical basis, from a loss of $177,063 for the nine month period ended September 30, 1996, to net income of $5.0 million for the nine month period ended September 30, 1997. However, in recognition of the Company's Reorganization, management believes a discussion and analysis of the Company's net income is most effectively presented on a pro forma basis.

     The following table summarizes unaudited pro forma operating results for the nine month period ended September 30, 1996 and the unaudited historical operating results for the nine month period ended September 30, 1997. The pro forma nine month quarterly financial data reflects the Reorganization and is prepared as if the Reorganization had occurred on January 1, 1996. The proforma adjustments for the nine month period ended September 30, 1996 are the elimination of the deduction for preacquisition earnings to limited partners and the proforma provision for income taxes because earnings attributable to DEL and Funding are presented on a partnership reporting basis for tax purposes (i.e., no provision for income tax is included in the historical financial statements in the limited partners allocation of earnings). A pro forma tax rate of 39% was applied to calculate the proforma income tax provision and the proforma net income amounts.

                                                                      HISTORICAL       PROFORMA
                                                                    --------------  --------------
                                                                      SEPT. 30,       SEPT. 30,
                                                                         1997            1996
                                                                    --------------  --------------
Fee and interest income
 Fee income                                                            $ 8,033,468      $6,077,290
 Interest income                                                         9,867,280       2,211,007
                                                                       -----------      ----------
  Total fee and interest income                                         17,900,748       8,288,297
Interest expense                                                         5,086,069       2,304,331
                                                                       -----------      ----------
 Net fee and interest income                                            12,814,679       5,983,966
Provision for losses on
 receivables                                                             1,005,000         613,116
                                                                       -----------      ----------
 Net fee and interest income after provision
  for losses on receivables                                             11,809,679       5,370,850

Operating expenses                                                       4,961,459       2,282,245
Other income                                                             1,110,126         171,651
                                                                       -----------      ----------
Income before income taxes                                               7,958,346       3,260,256
Income taxes                                                             2,929,079       1,271,500
                                                                       -----------      ----------
Pro forma net income                                                   $ 5,029,267      $1,988,756
                                                                       ===========      ==========


     Net income increased from $2.0 million income (as shown on a proforma basis in 1996) for the nine month period ended September 30, 1996 to $5.0 million for the nine month period ended September 30, 1997, a 152.9% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.

EXCESS COLLATERAL AND CLIENT HOLDBACKS

     The Company's primary protection against credit losses is its security interest in client accounts receivable due from third-party payors which collateralize either line of credit advances or advances the Company makes when it purchases its clients' accounts receivable under the Accounts Receivable Program. The Company obtains a first priority security interest in all of the client's accounts receivable, including receivables not financed by the Company ("Excess Collateral"). As a result, amounts paid or advanced to clients with respect to specific accounts receivable are cross-collateralized by the Company's security interest in other accounts receivable of the client. In addition, the Company frequently obtains a security interest in other assets of a client and may have recourse against personal assets of the principals or parent company of a client. The Company always maintains an allowance for losses on receivables.

     Under the Accounts Receivable Program, the Company will extend credit on revolving lines of credit only up to a maximum percentage, ranging from 65% to 85%, of the estimated net collectible value of the accounts receivable due from third-party payors. The Company applies payments received with respect to the full amount of the client's accounts receivable to offset any amounts due from the client. The estimated net collectible value of a client's accounts receivable thus exceeds at any time amounts advanced against those accounts and is secured by such accounts receivable.

     Also under the Accounts Receivable Program, the Company will, alternatively, purchase a client's accounts receivable at a discount from the estimated net collectible value of the accounts receivable. The Company will advance only 65% to 85% of the purchase price of any batch of accounts receivable purchased. The excess of the purchase price for a batch of receivables over the amount advanced with respect to such batch (a "client holdback") is treated as a reserve and provides additional security to the Company, insofar as holdback amounts may be applied to offset amounts due with respect to the related batch of client receivables, or any other batch of client receivables. As is the case with the revolving lines of credit, the Company obtains a first priority security interest in all of the client's accounts receivable.

     Under the STL Program, the Company's term loans to clients are secured by a lien on various types of collateral, such as accounts receivable, real estate, equipment, inventory and stock, depending on the circumstances of each loan and the availability of collateral. Additionally, the Company issues senior debt with warrants under this program.

     The Company's results of operations are affected by its collections of client accounts receivable. The Company's turnover of its finance receivables, calculated by dividing total collections of client accounts receivable for each of the following quarters by the average month-end balance of finance receivables during such quarter was 3.7x for the quarter ended September 30, 1996, 3.5x for the quarter ended December 31, 1996, 2.6x for the quarter ended March 31, 1997, 2.8x for the quarter ended June 30, 1997, and 2.7x for quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows resulting from operating activities have provided sources of cash amounting to $3.0 million and $7.0 million for the nine months ended September 30, 1996 and 1997, respectively. The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities are derived from cash payments for compensation and employee benefits, rent expense, and professional fees. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its Accounts Receivable Program and STL Program. The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. These financing activities have occurred from both debt and equity sources. As of September 30, 1997, debt sources of capital available to the Company to fund advances under the Accounts Receivable Program, and loans under the STL Program were a revolving line of credit (the "Bank Facility") with Fleet, an investment-grade asset backed commercial paper program (the "CP Facility") with ING Baring (U.S.) Capital Markets, Inc. ("ING"), and a revolving warehouse line of credit with Credit Suisse First Boston ("Warehouse Facility") for $50 million to fund advances under its STL program. The sources of equity financing were primarily from limited partner capital contributions prior to the Reorganization and the Offering. See "The Reorganization". Subsequent to the Offering, the limited partnership interest (in Funding) was purchased using a significant portion of the Offering proceeds, the limited partnership was dissolved and its assets transferred to the Company. The Company completed the Secondary Offering in the second quarter of 1997, and raised $53 million. Subsequently, the limited partnership interest in Funding II was purchased for $15.5 million, the limited partnership was dissolved, and its assets transferred to the Company. The Company increased its outstanding balances under the Bank Facility by $24.8 million during the nine months ended September 30, 1996. The Company increased its outstanding balance under the Bank Facility by $4.4 million during the nine months ended September 30, 1997. On December 5, 1996, the Company entered into an agreement with ING for $100 million of financing under the CP Facility. The Company increased its outstanding balance under the CP Facility by $47.8 million in the nine months ended September 30, 1997. The CP Facility was not available in the nine months ended September 30, 1996. The limited partners provided capital contributions of $12.0 million during the nine months ended September 30, 1996 and the limited partners also received cash distributions from their capital accounts of $6.5 million during the nine months ended September 30, 1996. Subsequent to the Offering all of the limited partners' capital was returned to them. The Company initiated its borrowings under the Warehouse Facility in the third quarter of 1997 by borrowing $23.7 million.

     The Bank Facility is a $40 million revolving line of credit. The interest rates payable by the Company under the Bank Facility adjust, based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. As of September 30, 1997, $26.2 million was outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5.0 million and a ratio of total debt to equity of not more than 3.0 to 1.0. In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined in the Bank Facility) in excess of $1.0 million. The intercreditor arrangements entered into in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio. At September 30, 1997, the Company was in compliance with all of its covenants under the Bank Facility. The expiration date for the Bank Facility is March 9, 1998, subject to automatic renewal for one-quarter periods thereafter unless terminated by Fleet, which requires nine months prior written notice. The Company is currently considering a term sheet to raise the borrowing limit to $75 million.

     Under the terms of the CP Facility, the Company is able to borrow up to $100 million. The CP Facility requires the Company to transfer advances and related receivables under its ABL Program or its AR Advance Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. As of September 30, 1997, $84.9 million of commercial paper was outstanding under the CP Facility. The CP Facility requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $20 million and to make advances in excess of $75 million in the event the Company fails to maintain a tangible net worth of at least $25 million. At September 30, 1997, the Company was in compliance with all of its covenants under the CP Facility. The maturity date for the CP Facility is March 5, 2001. However, the commercial paper program may be terminated by the Company at anytime after March 5, 1999, without penalty. The Company is negotiating with Holland Limited Securitization, Inc. to increase the upper borrowing limit to $200 million.

     On June 27, 1997, the Company and Funding, II effected the Warehouse Facility by entering into a series of financing agreements with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") and First Trust of New York, National Association (the "Trustee") to securitize certain loans under the Secured Term Loan Program ("STL Program"). In connection with these agreements, Funding II formed a wholly owned subsidiary, Wisconsin Circle II Funding Corporation, ("Wisconsin II"), a single purpose, bankruptcy remote corporation. Under these agreements, STL Program loans originated by the Funding II which meet certain criteria set forth therein may be transferred to Wisconsin II, and subsequently securitized. The amount outstanding under the financing agreements may not exceed 88% of the principal amount of the loans securitized, subject to a $50 million maximum. Interest will accrue under the financing agreement at a rate equal to LIBOR plus 3.75%. The facility is in place until June 27, 1999, at which time the Warehouse Facility expires as to new loans. However, previous loans securitized will remain outstanding until they are fully repaid or their terms expire. The Company had borrowed $23.7 million, which was outstanding at September 30, 1997, under the Warehouse Facility and was in compliance with all of the covenants.

     The Company is also negotiating a fourth source of debt, a $50-$100 million securitization of a portion of its finance receivable portfolio. This securitization is anticipated to occur in the fourth quarter of 1997 or first quarter of 1998. It is expected that the securitization will be an on Balance Sheet financing and no "gain on sale accounting" is anticipated.

     During the third quarter of 1997, funds committed by the limited partners in Funding III, L.P. became available to allow Funding III, L.P. to purchase at a discount from their principal balance four distressed mortgages from the Department of Housing and Urban Development ("HUD") at auction for approximately $1.6 million. Utilizing such capital under this partnership structure to fund such loans allowed the Company to expand its product lines without incurring the credit risk associated with concentration of clients in the inception of the program.

INTEREST RATE SENSITIVITY

     Interest rate sensitivity refers to the change in interest spread between the yield on the Company's portfolio and the cost of funds necessary to finance the portfolio (i.e., the Bank Facility and the CP Facility) resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings are affected. The interest rates charged on the Accounts Receivable Program generally adjust based upon changes in the prime rate. However, the fees charged on the AR Advance Program within the Accounts Receivable Program are fixed at the time of any advance against a batch of receivables, although such fees may increase depending upon the timing of collections of receivables within the batch. The interest rates on the Company's term loans historically were fixed at origination for stated maturities generally of one year or less. However, under the expanded STL Program, interest rates are being charged based on prime. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. The interest rate on the Warehouse Facility adjusts based on LIBOR plus 3.75%. The interest rate on the CP Facility adjusts based upon changes in commercial paper rates. Because the Company expects to finance the majority of the Accounts Receivable Program activity through the CP Facility, there exists some interest rate sensitivity since the interest rate on advances to the Company's clients under Accounts Receivable Program will adjust based on the prime rate, and the interest rate on most of the Company's liabilities under the CP Facility will adjust based on commercial paper rates. Such limited interest rate sensitivity on the Accounts Receivable Program portfolio is not expected to have a material effect on the Company's net interest income if interest rates change. Additionally, because $26.6 million of the Company's net finance receivables are purchased by the Company under the Accounts Receivable Program for which fees are generally fixed with each batch purchased and financed with the CP Facility and the Bank Facility, which adjust with changes in commercial paper rates and the prime rate, respectively, there exists interest rate sensitivity with respect to the this portion of the portfolio. If interest rates increase significantly, this interest rate sensitivity could have a material adverse effect on the Company's net interest income. However, this interest rate sensitivity is mitigated by the fact that the Company does not make long-term commitments with respect to finance receivables that are purchased, and therefore retains substantial flexibility to negotiate fees based on changes in interest rates. Interest rate sensitivity related to loans under the STL Program exists to the extent that such loans have fixed interest rates; however, fixed rate loans under the STL Program at September 30, 1997 constituted less than 1% of the Company's assets. Such interest rate sensitivity with respect to STL Program loans is expected to continue to be normal in the future as adjustable rates are charged on most new loans.


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

  Item 3.  Defaults Upon Senior Securities -- Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders --Not Applicable

  Item 5.  Other Information -- Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K

           Material Contracts:
           -------------------

           10.15 Employment Agreement between the Company and Hilde M. Alter, dated as of July 1, 1997

           10.16 Employment Agreement between the Company and Steven M. Curwin, dated as of September 1, 1997

           10.17 Employment Agreement between the Company and Steven I. Silver, dated as of October 1, 1996

           10.18 Amendment No. 1 to Employment Agreement between the Company and Steven I. Silver, dated as of July 1, 1997

           Supplementary Exhibits
           ----------------------

           99.      Supplementary Data:

           Additional financial and statistical information

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HEALTHCARE FINANCIAL PARTNERS, INC.

DATE: November 12, 1997        /s/ Edward P. Nordberg, Jr.
                              -----------------------------------
                              By: EDWARD P. NORDBERG, JR.
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)