Form 10-K
period 1997-12-31
HEALTHCARE FINANCIAL PARTNERS INC
filed 1998-02-20
CIK 1023300

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

   (Mark one)
    [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 0-21425

                              HEALTHCARE FINANCIAL
                                 PARTNERS, INC.

            (Exact name of registrant as specified in its charter)

              DELAWARE                                   52-1844418
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   2 Wisconsin Circle, Fourth Floor
         Chevy Chase, Maryland                             20815
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (301) 961-1640

                                 ______________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                                  ____________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

                                 _____________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X                               No
                --------                                --------

                                 _____________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]
                                 _____________

As of February 18, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was not less than $256,598,875 .

                                 _____________

As of February 18, 1998, there were 9,673,978 shares of Common Stock outstanding.

                                  ____________

DOCUMENTS INCORPORATED BY REFERENCE:  THE INFORMATION CALLED FOR BY PART III IS
   INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY TO BE HELD MAY 28, 1998, WHICH WILL BE
                       FILED ON OR BEFORE APRIL 24, 1998.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                         1997 FORM 10-K ANNUAL REPORT
                         ----------------------------
                               TABLE OF CONTENTS
                               -----------------

                                    PART I
                                    ------

ITEM 1     BUSINESS..............................................    1

ITEM 2     PROPERTIES............................................   17

ITEM 3     LEGAL PROCEEDINGS.....................................   17

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   17

                                    PART II
                                    -------

ITEM 5     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS..........................   18

ITEM 6     SELECTED FINANCIAL DATA...............................   19

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..................   21

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........   34

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..................   56

                                    PART III
                                    --------
PART III   ......................................................   57

                                    PART IV
                                    -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K...........................................   57

                                  ____________

THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, AT THE TIME OF FILING WITH THE SECURITIES AND EXCHANGE COMMISSION, MODIFIES AND SUPERSEDES ALL PRIOR DOCUMENTS FILED PURSUANT TO SECTIONS 13, 14 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR PURPOSES OF ANY OFFERS OR SALES OF ANY SECURITIES AFTER THE DATE OF SUCH FILING PURSUANT TO ANY REGISTRATION STATEMENT OR PROSPECTUS FILED PURSUANT TO THE SECURITIES ACT OF 1933 WHICH INCORPORATES BY REFERENCE THIS ANNUAL REPORT.

                                     PART I
                                     ------

ITEM 1.   BUSINESS

          This Report contains certain statements that are "forward-looking statements." Those statements include, among other things, the discussions of the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, funding sources, liquidity and capital resources. Reliance on any forward-looking statement involves risks and uncertainties, and although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

GENERAL

  HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based financing to healthcare service providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practice. The Company also provides asset-based financing to clients in other sub-markets of the healthcare industry, including pharmacies, durable medical equipment suppliers, hospitals, mental health providers, rehabilitation companies, disease state management companies and other providers of finance and management services to the healthcare industry. The Company targets small and middle market healthcare service providers with financing needs in the $100,000 to $10 million range in healthcare sub-markets which have favorable characteristics for working capital financing, such as those where growth, consolidation or restructuring appear likely in the near to medium term. Management believes, based on its industry experience, that the Company's healthcare industry expertise and specialized information systems, combined with its responsiveness to clients, willingness to finance relatively small transactions, and flexibility in structuring transactions, give it a competitive advantage in its target markets over commercial banks, diversified finance companies and traditional asset-based lenders.

  From its inception in 1993 through December 31, 1997, the Company has advanced $1.9 billion to its clients in over 560 transactions, including $1.2 billion advanced during the year ended December 31, 1997. The Company had 174 clients as of December 31, 1997, of which 60 were affiliates of one or more other clients. The average amount outstanding per client or affiliated client group at December 31, 1997 was approximately $1.5 million. For the years ended December 31, 1995 and 1996, the Company's pro forma net income was $1.5 million and $3.0 million, respectively. For the year ended December 31, 1997, the Company's consolidated net income was $8.0 million. For the year ended December 31, 1997, the Company's yield on finance receivables (total interest and fee income divided by average finance receivables for the period) was 16.8%.

  At December 31, 1997, 69.2% of the Company's portfolio consisted of finance receivables from businesses in the long-term care, home healthcare and physician practice sub-markets. Estimated expenditures in 1997 for the long-term care, home healthcare and physician practice sub-markets, which the Company currently emphasizes, collectively constituted approximately $399.9 billion of the over $1.3 trillion U.S. healthcare market. These sub-markets are highly fragmented, and companies operating in these sub-markets generally have significant working capital finance requirements. The Company's clients operating in these sub-markets tend to be smaller, growing companies with limited access to traditional sources of working capital financing from commercial banks, diversified finance companies and asset-based lenders because many such lenders have not developed the healthcare industry expertise needed to underwrite smaller healthcare service companies or the specialized systems necessary to track and monitor healthcare accounts receivable transactions. Some of the Company's clients are also constrained from obtaining financing from more traditional working capital sources due to their inadequate equity capitalization, limited operating history, lack of profitability, or financing needs below commercial bank size requirements.

  The Company currently provides financing to its clients through (i) revolving lines of credit secured by, and advances against, accounts receivable (the "Accounts Receivable Program"), and (ii) term loans (accompanied, in certain cases, by warrants) secured by first or second liens on real estate, accounts receivable or other assets (the "STL Program"). Loans under the STL Program are often made in conjunction with financing provided under the Accounts Receivable Program. To date, the Company has not incurred any credit losses in either program, although it periodically makes provisions for possible future losses in the ordinary course of its business.

  Under the Accounts Receivable Program, the accounts receivable are obligations of third-party payors, such as federal and state Medicare and Medicaid programs and other government financed programs ("Government Programs"), commercial insurance companies, health maintenance organizations and other managed healthcare concerns, self-insured corporations and, to a limited extent, other healthcare service providers. The Company generally advances only 65% to 85% of the Company's estimate of the net collectible value of client receivables from third-party payors. The Company's credit risk is mitigated by the Company's ownership of or security interest in the remaining balance of such receivables ("Excess Collateral"). Clients continue to bill and collect the accounts receivable, subject to lockbox collection and sweep arrangements established for the benefit of the Company. The Company uses its proprietary information systems to monitor its clients' accounts receivable base on a daily basis and to assist its clients in improving and streamlining their billing and collection efforts with respect to such receivables. The Company conducts extensive due diligence on potential clients for all its financing programs and follows written underwriting and credit policies in providing financing to clients.

  During 1997, the Company expanded the STL Program to increase its penetration of targeted healthcare sub-markets. Through the STL Program, the Company serves clients that have more diverse and complex financing needs, such as healthcare facility acquisitions and expansions. In addition to the collateral securing the loans, the Company generally has recourse to the borrower. STL Program loans generally have terms of one to three years. As a result of the Company's expansion of the STL Program, loans under that program comprised 25.9% of finance receivables at December 31, 1997. While yields on STL Program loans are generally lower than the yields generated from the Accounts Receivable Program, some STL Program loans also include warrants and other fees that may enhance their effective yields.

  In order to enhance its underwriting capabilities, reduce its reliance on third parties and increase its fee revenue, the Company established a new subsidiary, HealthCare Analysis Corporation ("HCAC"), in March 1997. HCAC specializes in due diligence, reimbursement consulting and audit services for businesses in the healthcare industry. As of January 31, 1998, HCAC employed 17 healthcare auditors and had offices in Maryland, California, Georgia, Massachusetts and New York. Prior to establishing HCAC, the Company used third parties for the due diligence and audit work necessary in connection with financings provided to its clients. By using HCAC to provide all of such services, the Company has become more responsive to its clients while benefitting from HCAC's high quality due diligence and consistent audit documentation. Fees charged by HCAC for its services are passed on to such clients and prospective clients.

  The Company has developed low cost means of marketing its services on a nationwide basis to selected healthcare sub-markets. The Company primarily markets its services by telemarketing to prospective clients identified by the Company, advertising in industry specific periodicals and participating in industry trade shows. The Company also markets its services by developing referral relationships with accountants, lawyers, venture capital firms, billing and collection companies and investment banks. The Company's clients also assist the Company's marketing efforts by providing referrals and references.

  The Company currently funds its operations through: (i) a $50 million revolving line of credit (the "Bank Facility") with Fleet Capital Corporation ("Fleet"); (ii) an investment-grade asset-based commercial paper program (the "CP Program") with ING Baring (U.S.) Capital Markets, Inc. ("ING") which enables the Company to borrow up to $200 million; and (iii) a $100 million revolving warehouse line of credit (the "Warehouse Facility") with Credit Suisse First Boston ("First Boston").

RECENT DEVELOPMENTS

  The Company's assets increased 168.9% from $101.3 million at January 1, 1997 to $272.4 million at December 31, 1997, and growth continued in early 1998 as the Company's assets increased to $296.2 million at January 31, 1998.

  On February 9, 1998, the Company announced that it had formed HealthCare Financial Partners REIT, Inc., an entity that will elect to be taxed as a real estate investment trust (the "HCFP REIT"). The HCFP REIT will be managed by a newly formed subsidiary of the Company that will be compensated on a fee basis for its management services. The Company's management believes that the HCFP REIT represents an effective means for the Company to enhance its client relationships by referring such clients' long-term real estate financing needs to the HCFP REIT.

  It is anticipated that the HCFP REIT will fund its operations with the proceeds of an initial public offering (the "REIT Offering") (estimated to be approximately $200 million, less underwriting discounts and commissions), and that the Company will purchase up to a 9.9% ownership position in the HCFP REIT in the REIT Offering. The Company's management anticipates that the HCFP REIT will invest in financing products not offered by the Company, which include permanent (long-term) mortgage loans, real estate, purchase-leaseback transactions and other income-producing real estate-related assets in the healthcare industry. The Company's management expects that the REIT Offering will be consummated in the second quarter of 1998.


HEALTHCARE INDUSTRY

  According to Healthcare Financing Administration ("HCFA") estimates, total domestic healthcare expenditures for 1997 exceeded $1.2 trillion, or 14.8% of gross domestic product, compared to expenditures of $428.2 billion or 10.2% of gross domestic product in 1985. The annual compound growth rate of healthcare expenditures from 1985 to 1997 was 9.5%. The breakdown of estimated healthcare expenditures for 1997 is as follows (dollars in billions):

                                                                  ESTIMATED 1997
   HEALTHCARE INDUSTRY SEGMENT                                     EXPENDITURES
   ---------------------------                                    --------------
   Acute-Care (hospitals)........................................    $  449.0
   Physician Services............................................       258.9
   Other Medical Non-Durables....................................       105.5
   Long-Term Care (nursing homes)................................       102.6
   Other Professional Services...................................        85.2
   Insurance-net healthcare costs................................        64.7
   Dental Services...............................................        52.2
   Home Healthcare...............................................        38.4
   Government Public Health......................................        33.5
   Other Personal Care...........................................        30.1
   Research......................................................        17.9
   Vision Products and Other Medical Durables....................        16.2
   Construction..................................................        15.2
                                                                     --------
   Total.........................................................    $1,269.4
                                                                     ========

--------
Source: HCFA, Office of the Actuary.

  The Company believes that there are several distinct trends that will continue to fuel the demand for and the dollar value of healthcare services in the United States and the demand for the Company's services, including: (i) dramatic change driven by governmental and market forces which have put pressure on healthcare service providers to reduce healthcare delivery costs and increase efficiency, often resulting in short-term working capital needs by such providers as their businesses grow; (ii) favorable demographic trends, including both the general increase in the U.S. population and the aging of the U.S. population, which should increase the size of the Company's principal target markets; (iii) growth, consolidation and restructuring of fragmented sub-markets of healthcare, including long-term care, home healthcare and physician services; and (iv) advances in medical technology, which have increased demand for healthcare services by expanding the types of diseases that can be effectively treated and by extending the population's life expectancy.

  According to HCFA, total annual expenditures in the long-term care market grew from $30.7 billion in 1985 to an estimated $102.6 billion in 1997, and are projected to grow to $121.2 billion by the year 2000. The Company's long-term care clients include single nursing home operators (1-2 homes), small nursing home chains (3-10 homes) and regional nursing home chains (11-50 homes). According to the Guide to the Nursing Home Industry published in 1996 by HCIA, Inc., a healthcare information services company, the long-term care industry remains widely diversified and fragmented, with all nursing home chains controlling only 34.5% of the market, and the largest 20 chains constituting only 18.0% of the market.

  According to HCFA, total annual home healthcare expenditures grew from $5.6 billion in 1985 to an estimated $38.4 billion in 1997, and are projected to grow to $45.9 billion by the year 2000. According to the National Association of Health Care, the number of Medicare certified home health agencies has grown from 5,983 in 1985 to 10,027 in 1996. The home healthcare business remains highly fragmented, with only a small percentage of such companies having any significant market share.

  According to HCFA, total annual physician services expenditures, grew from $83.6 billion in 1985 to an estimated $258.9 billion in 1997, and are projected to grow to $309.8 billion by the year 2000. The American Medical Association ("AMA") reports that, as of December 31, 1995, approximately 642,000 physicians were actively involved in patient care in the U.S., with a growing number participating in multispecialty or single-specialty groups. According to the AMA, as of December 31, 1995, there were 19,787 physician groups with three or more physicians, while over two-thirds of all physicians still work in practices of one or two persons.

MARKET FOR HEALTHCARE ASSET-BASED FINANCING

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

  In addition to the Company, working capital financing for small and middle market healthcare service providers is currently provided by several different sources. Some commercial banks and diversified finance companies have formed groups or divisions to provide working capital financing for healthcare service providers. Such groups or divisions generally focus on providing financing to companies with borrowing needs in excess of $5 million, and often require more extensive collateral in addition to accounts receivable to secure such financing. As a general matter, these lenders typically have been less willing to provide financing to healthcare service providers of the types served by the Company because such lenders have not developed the healthcare industry expertise needed to underwrite smaller healthcare service companies or the specialized systems necessary for tracking and monitoring healthcare receivables transactions, which are different from traditional accounts receivable finance transactions. Several independent healthcare finance companies that have raised funds through securitization programs also provide financing to healthcare service providers. However, many of the financing programs offered by such securitization companies are often rigid and cumbersome for healthcare service providers to implement because, among other things, securitization programs typically impose more stringent and inflexible qualification requirements on borrowers and also impose concentration and other limitations on the asset portfolio, as a result of rating agencies and other requirements.

  In addition to working capital, small to middle market healthcare service providers often require additional sources of financing, including term loans to facilitate the growth or restructuring of their businesses. A majority of the Company's clients are facility-based health care service providers, such as nursing homes, that grow through the acquisition of additional facilities. Facility-based healthcare service providers can often acquire additional facilities at attractive valuations if, after identifying an opportunity, such providers can obtain the necessary financing to quickly close on the acquisition. Many of the Company's clients also have a need for term loans as their businesses grow in order to support expanding infrastructure requirements such as information systems, enhanced professional management and marketing and business development costs. To address this market need, the Company introduced the STL Program in late 1996.

  Management believes that the growth in healthcare expenditures, the consolidation of certain segments of the healthcare market, and the reorganization of the healthcare delivery system (caused by both cost containment pressures and the introduction of new products and services) will have positive effects on the demand for the Company's services since they in many cases will increase the working capital needs of the Company's clients. Historically, these trends have affected different sub-markets of the healthcare industry at different times. The Company expects these trends to continue, thereby providing the Company with long-term growth opportunities.

STRATEGY

  The Company's goal is to be the leading finance company in its targeted sub-markets of the healthcare services industry and to become the primary source for all of the financing needs of its clients. The Company's strategy for growth is based on the following key elements:

  Target sub-markets within the healthcare industry that have favorable characteristics for working capital financing, such as fragmented sub-markets experiencing growth, consolidation or restructuring. At December 31, 1997, 69.2% of the Company's portfolio consisted of finance receivables from businesses in the long-term care, home healthcare and physician practice sub-markets, and management believes that growth, consolidation and restructuring in these sub-markets will continue to provide opportunities for the Company to expand. By continuing to focus on these sub-markets, the Company seeks to achieve attractive returns while controlling overall credit risk. In the future different healthcare sub-markets may experience increased demand for working capital and the Company intends to be in a position to move into these new markets as opportunities arise.

  Focus on healthcare service providers with financing needs of between $100,000 and $10 million, a market that has been underserved by commercial banks, diversified finance companies, traditional asset-based lenders and other competitors of the Company. Most commercial banks, diversified finance companies and traditional asset-based lenders have typically focused on providing financing to companies with borrowing needs in excess of $5 million. The Company believes that its target market for transactions between $100,000 and $10 million is much larger, in terms of the number of available financing opportunities, and is less competitive than the market servicing larger borrowing needs, thereby producing growth opportunities at attractive rates.

  Become the primary source for all of the financing needs of clients by introducing new financial products to leverage the Company's existing expertise in healthcare finance and its origination, underwriting and servicing capabilities within its target sub-markets. The Company employs significant resources in the origination, underwriting and servicing of clients in its target sub-markets. To further deepen its penetration of these sub-markets and to meet the changing financial needs of new and existing clients with a broader array of financial products, the Company began in late 1996 to offer additional financing products through the STL Program. The Company expects to continue to selectively introduce new products to existing and new clients, depending upon the needs of its clients, general economic conditions, the Company's resources and other relevant factors. In some cases, the Company anticipates that new products may be introduced as part of cooperative arrangements with other lenders where the origination and servicing relationship will remain with the Company.

  Increase the Company's offering of fee-based and value-added services to clients such as the reimbursement consulting and clinical auditing services provided by HCAC. The Company constantly seeks to increase the range of fee-based services which it offers its clients in order to (i) reduce its dependence on profits derived from the difference between the yield on finance receivables and its cost of funds, (ii) supplement its total revenues by the amount of such fees, and (iii) offer a broader range of services to its clients. The fee-generating capabilities of HCAC and the HCFP REIT (via the management agreement, if the REIT Offering is consummated) are expected to increase fee income of the Company.

  Seek to make strategic acquisitions of and investments in businesses that are engaged in the same or similar business as the Company or that are engaged in lines of business complementary to the Company's business. Because of the growth of the Company's core finance receivables business, the Company increasingly is offered opportunities to invest in, or acquire interests in, healthcare service businesses that are involved in financial services, receivables management, outsourcing, or financial and administrative infrastructure development activities. The Company believes that businesses in these areas are synergistic with the Company's core lending business and could allow the Company to leverage its expertise in healthcare to meet the needs of the Company's customer base. See "--Recent Developments." The Company will also seek to take advantage of appropriate opportunities to acquire portfolios of loans backed by healthcare receivables and to invest in or acquire companies in the same or similar lines of business as the Company.

  Enhance the Company's credit risk management and improve servicing capabilities through continued development of information management systems. The Company has developed proprietary information systems that effectively monitor its assets and which also serve as valuable tools to the Company's smaller less sophisticated clients in managing their working capital resources and streamlining their billing and collection efforts. The Company believes that this "servicing" capability provides a competitive advantage by strengthening relationships with clients, providing early identification of dilution of client accounts receivable and increasing the Company's understanding of its clients' operational needs.

FINANCING PROGRAMS

  The Company provides asset-based financing to healthcare service providers through the Accounts Receivable Program and the STL Program.

  Accounts Receivable Program. Under the Accounts Receivable Program, the Company offers healthcare service providers revolving lines of credit secured by, and advances against, accounts receivable. Revolving lines of credit offered through the Accounts Receivable Program permit a client to borrow, on a revolving basis, 65% to 85% of the estimated net collectible value of the client's accounts receivable due from third-party payors, which are pledged to the Company. The Company charges its clients a base floating interest rate ranging from one to three percent above the then applicable prime rate and a variety of other fees, which may include a loan management fee, a commitment fee, a set-up fee and an unused line fee, which fees collectively range from one to four percent. The Company targets larger healthcare service providers for revolving lines of credit secured by accounts receivable, for which the minimum commitment amount is generally $1 million and the maximum commitment amount is generally $10 million. Such financings are recourse to the client and generally have a term of one to three years.

  In connection with advances against receivables, the Company purchases, on a revolving basis, a specified batch of a client's accounts receivable owed to such client from third-party payors. The purchase price for each batch of receivables is the estimated net collectible value of such batch less a purchase discount, comprised of funding and servicing fees. The purchase discount can be either a onetime fee for each batch of receivables purchased or a periodic fee based on the average outstanding balance of a batch of receivables ranging from one to five percent of the net collectible value of such batch. With each purchase of a batch of receivables, the Company advances to the client 65% to 85% of the purchase price (which is equal to aggregate net collectible value minus a purchase discount) of such batch. The Company assigns a collection period to batches of receivables purchased, which period generally ranges from 60 to 120 days from the purchase date depending on the type of receivables purchased. The excess of the purchase price for a batch of receivables over the amount advanced with respect to such batch (a "client holdback") is treated as a reserve and provides additional security to the Company. The Company targets smaller healthcare service providers for financings involving advances against receivables. Commitments for such financings are generally less than $1 million and terms are generally for one year with renewal options.

  As of December 31, 1997, the Company was financing 161 clients in its Accounts Receivable Program, and the finance receivables originated through the Accounts Receivable Program constituted 74.1% of total finance receivables. The yield on finance receivables generated under the Accounts Receivable Program for the year ended December 31, 1997 was 17.0%. Of the Company's finance receivables in its Accounts Receivables Program at December 31, 1997, 32.6% represented payables by commercial insurers or other non-governmental third-party payors, 25.9% represented payables from Medicare and 41.5% represented payables from Medicaid.

  STL Program. Under the STL Program, the Company provides its clients with term loans for up to three years secured by first or second liens on real estate, accounts receivable or other assets, such as equipment, inventory and stock. The Company introduced the STL Program in late 1996, in an effort to service clients' financing needs which the Company could not provide through its Accounts Receivable Program. Such loans have been made to clients to finance acquisitions and expansions of existing healthcare facilities, as well as to provide working capital, and are often provided to clients in conjunction with financing under the Accounts Receivable Program. Such loans are generally recourse to the borrower.

  At December 31, 1997, the Company had $65.0 million in STL Program loans outstanding. The yield on finance receivables generated under the STL Program for the year ended December 31, 1997, was 16.3%. At December 31, 1997, STL Program loans comprised 25.9% of the Company's total finance receivables. While yields on such loans are generally lower than the yields generated by the Accounts Receivable Program, some term loans under the STL Program also include warrants or success fees that may enhance the effective yield on such loans.

  The following table sets forth the Company's portfolio activity at or for the periods indicated:

                              PORTFOLIO ACTIVITY
                            (DOLLARS IN THOUSANDS)

                                                AS OF AND FOR THE QUARTERS ENDED
                          ----------------------------------------------------------------------------
                          MARCH 31, JUNE 30, SEPT. 30, DEC. 31, MARCH 31, JUNE 30, SEPT. 31, DEC. 31,
                            1996      1996     1996      1996     1997      1997     1997      1997
                          --------- -------- --------- -------- --------- -------- --------- ---------
Balance Outstanding:
 AR Program.............   $57,448  $65,914   $79,567  $86,876  $104,865  $118,960 $172,171  $185,728
 STL Program............       --       --        --     2,453    11,923    33,420   46,331    64,961
Total AR Program
 Clients................        90       98       112      129       137       145      171       161
New AR Program Clients..        23       14        15       35        26        29       27        28
Total STL Program
 Clients................       --       --        --         8        20        25       32        39
New STL Program
 Clients................       --       --        --       --         14         8        9        10
Avg. Finance
 Receivables/ Client:
 AR Program.............   $   638  $   673   $   710  $   673  $    765  $    820 $  1,007  $  1,154
 STL Program............       --       --        --       307       596     1,337    1,448     1,666

-------
* "AR" means Accounts Receivable

OPERATIONS

  Portfolio Development. The Company has established a portfolio development group which is primarily responsible for new business generation, including both marketing and underwriting.

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

  At January 31, 1998, the Company employed a staff of 11 sales and marketing representatives at its headquarters in Chevy Chase, Maryland. In November 1997, the Company opened an office for marketing in Dallas, Texas, and currently has one employee in its Dallas office. Marketing personnel are compensated with a base salary plus performance bonuses.

  Underwriting. The Company follows written underwriting and credit policies, and its credit committee, consisting of senior officers of the Company, must unanimously approve each transaction which is proposed for the Accounts Receivable Program or STL Program with a prospective client. The Company's underwriting policies require a due diligence review of the prospective client, its principals, its financial condition and strategic position, including a review of all available financial statements and other financial information, legal documentation and operational matters. The Company's due diligence review also includes a detailed examination of a prospective client's accounts receivable, accounts payable, billing and collection systems and procedures, management information systems and real and personal property and other collateral. Such a review is conducted after the Company and the prospective client execute a non-binding term sheet, which requires the prospective client to pay a due diligence deposit to defray the Company's expenses. The Company's due diligence review is organized by the Company's underwriters and supervised by the sponsoring member of the credit committee. At January 31, 1998, the Company employed four underwriters at its headquarters in Maryland. HCAC independently confirms certain matters with respect to the prospective client's business and the collectibility of its accounts receivable and any other collateral by conducting public record searches, and, where appropriate, by contacting third-party payors about the prospective client's receivables. For loans primarily secured by real property, the Company requires third-party appraisals and Phase I environmental surveys prior to making such loans.

  In order to determine its estimate of the net collectible value of a prospective client's accounts receivable, HCAC conducts extensive due diligence to evaluate the receivables likely to be paid within a defined collection period. This evaluation typically includes: (i) a review of historical collections by type of third-party payor; (ii) a review of remittance advice and information relating to claim denials (including explanations of benefits); (iii) a review of claims files and related medical records; and (iv) an analysis of billing and collections staff and procedures. HCAC may also periodically employ third-party claim verifiers to assist it in determining the net collectible value of a client's accounts receivable. Claim verifiers include healthcare billing and collection companies, healthcare accounting firms with expertise in reviewing cost reports filed with Medicaid and Medicare, and specialized consultants with expertise in certain sub-markets of the healthcare industry. Claim verifiers are pre-approved by the Company's credit committee. When deemed necessary by the Company for credit approval, the Company may obtain corporate or personal guaranties or other collateral in connection with the closing of a transaction.

  Loan Administration. The Company has established a loan administration group which is primarily responsible for monitoring the performance of its loans, as well as its collection procedures.

  Monitoring. The Company monitors the collections of client accounts receivable and its finance receivables on a daily basis. Each client is assigned an account manager, who receives draw and advance requests, posts collections and serves as the primary contact between the Company and the client. Each client is also assigned to a loan officer who is primarily responsible for monitoring that client's financial condition and the adequacy of the Company's collateral with respect to loans to such client. All draw or advance requests must be approved by the client's loan officer and by the Company's senior credit officer or a portfolio manager. At January 31, 1998, the Company employed ten account managers and four loan officers in its Maryland headquarters. The Company's proprietary information system enables the Company to monitor each client's account, as well as permit management to evaluate and mitigate against risks on a portfolio basis. See "--Information Systems." In addition, the Company conducts audits of its clients' billing and collection procedures, financial condition and operating strategies at least annually, and more frequently if warranted, particularly with respect to the loans with outstanding balances of more than $1.5 million, where audits are usually conducted on a quarterly basis. Such audits are conducted by HCAC.

  The Company grades performing STL Program loans on a scale of 1 to 4, with grade 1 assigned to those loans involving the least amount of risk. The grading system is intended to reflect the performance of a borrower's business, the collateral coverage of the loan and other factors considered relevant. Each loan is initially graded based on the financial performance of the borrower and other specific risk factors associated with the borrower, including growth, collateral coverage, capitalization, quality of management, value of intangible assets and availability of working capital. All new loans are assigned a grade 3 for a period of six months in the absence of an extraordinary event during that period. After the initial six months, loans are assigned a grade of 1 to 4. Thereafter, all loans are reviewed and graded on at least a quarterly basis. Performing loans are generally serviced by the Company's account managers, with loans in grade 4 being serviced in some cases by a member of the Company's loan workout group, which currently consists of a loan officer and the Company's Senior Credit Officer.

  Non-performing loans are graded on a scale of N1 or N2. Grade N1 is assigned to a non-performing loan which the Company believes may be brought back into compliance by the borrower's current management. Non-performing loans are placed on the Company's watch list and are serviced by a member of the loan workout group. Grade N2 is assigned to a loan that the Company believes cannot be brought back into compliance. Such loans are liquidated either informally or through legal proceedings.

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

  With respect to the Accounts Receivable Program, clients continue to bill and collect accounts receivable in the ordinary course of business; provided, however, that subject to certain limitations applicable to Government Program-related receivables, the Company retains the right to assume the billing and collection process upon notice to the client. The Company maintains a general lockbox in the Company's name into which payments with respect to all receivables purchased from clients in the Accounts Receivable Program, other than Government Program-related receivables, are required to be remitted. If a client in the Accounts Receivable Program generates Government Program-related receivables, the client is required to establish a lockbox in the client's name into which payments on such receivables are to be directed. Balances from all lockboxes maintained in connection with the Accounts Receivable Program are swept on a daily basis to the Company.

  With respect to the STL Program, clients make periodic interest and/or principal payments, generally monthly. The Company will undertake collection efforts if such payments are not made on a timely basis. Such efforts may include acceleration of amounts due under the loan and institution of foreclosure proceedings with respect to any property securing the loan. In addition, if the loan is secured by personal guaranties, the Company may pursue remedies to collect amounts owed by the guarantors.

  Documentation. The Company's documentation for the Accounts Receivable and STL Programs is described below.

  Accounts Receivable Program. Revolving lines of credit secured by accounts receivable are made pursuant to a loan and security agreement (the "AR Loan Agreement"), a note, and ancillary documents. The AR Loan Agreements generally have stated terms of one to three years, with automatic one-year extensions, and provide for payment of liquidated damages to the Company in the event of early termination by the client. The Company generally advances only 65% to 85% of the Company's estimate of the net collectible value of client receivables from third-party payors. As security for such advances, the Company is granted a first priority security interest in all of the client's then-existing and future accounts receivable, and frequently obtains a security interest in inventory, goods, general intangibles, equipment, deposit accounts, cash, other assets and proceeds.

  The AR Loan Agreement contains a number of negative covenants, including covenants limiting additional borrowings, prohibiting the client's ability to pledge assets, restricting payment by the client of dividends or management fees or returning capital to investors, and imposing minimum net worth and, if applicable, minimum census requirements. In the event of a client default, all debt owing under the AR Loan Agreement may be accelerated and the Company may exercise its rights, including foreclosing on the collateral.

  Advances against accounts receivable under the Accounts Receivable Program are made pursuant to a Receivables Purchase and Sale Agreement (the "AR Agreement") and are structured as purchases of eligible accounts receivable designated from time to time on a "batch" basis. AR Agreements provide for the Company's purchase of eligible accounts receivable offered by the client from time to time to the Company. AR Agreements generally have stated terms of one to three years, with automatic one-year extensions. The client is required to sell to the Company a minimum amount of eligible accounts receivable each month during the term of an AR Agreement; however, the Company's total investment in eligible accounts receivable under an AR Agreement is limited to a specified "commitment" amount. The Company may accept or reject in its discretion any portion of eligible accounts receivable offered for sale by the client to the Company. Although accounts receivable purchased by the Company under the Accounts Receivable Program are assigned to the Company pursuant to the AR Agreement, the client retains its rights to receive payment and to make claims with respect to Government Program-related receivables.

  The purchase price for each batch of eligible accounts receivable under the AR Agreements is the estimated net collectible value of such receivables less a purchase discount, comprised of funding and servicing fees. An amount equal to 65% to 85% of the purchase price is paid to the client; the Company retains the balance of the purchase price as a client holdback, held as additional security for the client's obligations under the AR Agreement. The client holdback is released to the client (i) upon receipt by the Company of payments relating to the receivables in an amount equal to the estimated net collectible value of the receivables or (ii) upon expiration of the collection period assigned to the respective batch of receivables, except that if the Company has not received payments at least equal to the purchase price for the receivables, then the Company may at its option either (x) offset any shortfall against client holdbacks relating to other batches or from amounts due to the client from the sale of other batches, or (v) require the client to replace the uncollected receivables with substitute eligible accounts receivable.

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

  STL Program. Because of the nature of the STL Program loans, which are made to finance particular needs of clients such as acquisitions and expansions of existing healthcare facilities, the Company's documentation for loans under the STL Program is tailored to the needs of the particular borrower and the type of available collateral. Such documentation generally includes a term loan agreement and promissory note (the "STL Loan Agreement") and a mortgage and security agreement with respect to the collateral for the loan. The STL Loan Agreement contains financial and other covenants similar to those in the AR Loan Agreement. In the event of a client default, all debt owed under the STL Loan Agreement may be accelerated and the Company may exercise its rights, including foreclosing on the collateral. The Company requires an appraisal and a Phase I environmental survey for real property collateral securing an STL Program Loan.

  STL Program loans often include provision for warrants or other equity interests in the borrower. Documentation of the warrant or other equity interest may include provisions relating to, among other things, anti-dilution protection, registration rights, put and call features and representation of the Company on the board of directors or similar body of the borrower in certain circumstances.

CLIENTS

  The Company's client base is diversified. As of December 31, 1997, the Company was servicing clients located in 37 states across the country, in a number of different sub-markets of the healthcare industry, with a concentration in the long-term care, home healthcare and physician practice sub-markets.

                              PORTFOLIO ANALYSIS

                                              AS OF DECEMBER 31, 1997
                                    -------------------------------------------
                                    NUMBER
                                      OF    PERCENT OF    FINANCE    PERCENT OF
INDUSTRY GROUP                      CLIENTS  CLIENTS    RECEIVABLES  PORTFOLIO
--------------                      ------- ---------- ------------- ----------
Long Term Care.....................    62      35.6%   $ 104,992,876    41.9%
Home Healthcare....................    42      24.1       42,616,475    17.0
Physician Practice.................    25      14.4       25,773,842    10.3
Mental Health......................    12       6.9       23,931,715     9.5
Hospital...........................     7       4.0       16,331,760     6.5
Rehabilitation.....................    11       6.3       14,013,363     5.6
Other..............................     6       3.4        9,483,990     3.8
Disease State Management...........     2       1.2        6,213,990     2.5
Ambulatory Services................     3       1.7        4,270,334     1.7
Diagnostic.........................     2       1.2        2,112,557     0.8
Durable Medical Equipment..........     2       1.2          947,236     0.4
                                      ---     -----    -------------   -----
  Total............................   174     100.0%   $ 250,688,138   100.0%
                                      ===     =====    =============   =====
PROGRAM BREAKDOWN(1)
--------------------
Accounts Receivable Program........   161      80.5%   $ 185,727,628    74.1%
STL Program........................    39      19.5       64,960,510    25.9
                                      ---     -----    -------------   -----
  Total............................   200     100.0%   $ 250,688,138   100.0%
                                      ===     =====    =============   =====

--------
(1) At December 31, 1997, 26 clients were in both the Accounts Receivable and STL Programs.

CAPITAL RESOURCES

  Sources of capital available to the Company to fund finance receivables under the Accounts Receivable and STL Programs include the Bank Facility, the CP Facility, the Warehouse Facility and stockholders' equity.

  Bank Facility. The Bank Facility is a revolving line of credit for up to $50 million. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. The Bank Facility contains certain financial covenants which must be maintained by the Company in order to obtain funds. The expiration date for the Bank Facility is March 29, 2002, subject to automatic renewal for one-year periods thereafter unless terminated by either party.

  CP Facility. Under the terms of the CP Facility, the Company may borrow up to $200 million. The Company formed a bankruptcy remote, special purpose corporation to which the Company has transferred loans and receivables which meet certain conditions required by the CP

Facility. The special purpose corporation pledges the loans and receivables to a commercial paper conduit, which lends against such assets through the issuance of commercial paper. The maturity date for the CP Facility is December 5, 2001. However, the program may be terminated by the Company at any time after December 5, 1999, without penalty.

  Warehouse Facility. Under the terms of the Warehouse Facility, the Company may borrow up to $100 million. The Company formed a bankruptcy remote, special purpose corporation to which the Company has transferred loans under the STL Program which meet certain conditions required by the Warehouse Facility. The amount outstanding under the Warehouse Facility may not exceed 88% of the principal amount of the loans transferred, subject to a $100 million maximum. Interest accrues under the Warehouse Facility at a rate equal to LIBOR plus 3.75% on the first $50 million of amounts outstanding under the Warehouse Facility and LIBOR plus 3.0% on amounts over $50 million. The Warehouse Facility expires on June 27, 1999, as to new loans. However, previous loans securitized under the Warehouse Facility remain outstanding following such expiration until such loans are fully repaid or expire by their terms.

CREDIT LOSS POLICY AND EXPERIENCE

  The Company regularly reviews its outstanding finance receivables to determine the adequacy of its allowance for losses on receivables. To date, the Company has not experienced any credit losses. The allowance for losses on receivables is maintained at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables. In evaluating the adequacy of the allowance, management of the Company considers trends in healthcare sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, Excess Collateral, real estate collateral valuations and underwriting policies, among other items. As of December 31, 1996, the Company's general reserve was $1.1 million or 1.2% of finance receivables; at December 31, 1997, it was $2.7 million or 1.1% of finance receivables. To the extent that management deems specific finance receivable advances to be wholly or partially uncollectible, the Company establishes a specific loss reserve equal to such amount. At December 31, 1996 and 1997, the Company had no specific reserves. In the opinion of management, based on a review of the Company's portfolio, the allowance for losses on receivables is adequate at this time, although there can be no assurance that such reserve will be adequate in the future.

INFORMATION SYSTEMS

  The Company owns a proprietary information system to monitor the Account Receivable and STL Programs, which it refers to as the Receivables Tracking System (the "RTS"). The RTS was developed by Creative Information Systems, Inc., a stockholder of the Company. The RTS gives the Company the ability to track and reconcile receivables that the Company loans or advances against under the Accounts Receivable Program and loans made under the STL Program.

  With respect to the loans under the Accounts Receivable and STL Programs, the amount of any advances, collections and adjustments are entered manually into the RTS by the Company's account managers on a daily basis. With respect to advances against client receivables under the Accounts Receivable Program, certain client parameters are entered manually into the RTS, and more detailed information on each batch of receivables is generally entered electronically based on pre-established formats tailored to the client's software systems. Upon the collection of funds advanced, information about such collections are entered into the RTS by the Company's account managers who then apply the funds by directing the RTS to search its data base to locate the receivable and batch that has received a payment.

  The RTS generates daily, weekly and monthly reports summarizing the current status of each batch of receivables in the Accounts Receivable Program, and indicating draws and collections, trend analysis, and interest and fee charges for management's review. The RTS is also able to generate reports for the Company's lenders with respect to pledged loans and batches of receivables, along with concentrations in the Accounts Receivable Program portfolios by client and third-party payor type.

  Certain reports generated through the RTS, including cash application detail, batch summary and trend analysis reports, can also be used to assist the Company's clients in monitoring changes in their cash flow and managing the growth of their businesses. These reports are provided to all of the Company's clients on a weekly basis, and are generally relied upon as a management tool more frequently by smaller clients in the Accounts Receivable Program, which tend to have less sophisticated management information systems.

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

  Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for healthcare services. On August 5, 1997, President Clinton signed into law The Balanced Budget Act of 1997 (the "BBA") which contains numerous Medicare and Medicaid cost-saving measures. The BBA has been projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of the BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services", repealed the Boren Amendment, which had required that state Medicaid programs pay to nursing home providers amounts reasonable and adequate to meet the costs which must be incurred by efficiently and economically operated facilities in order to provide care and services in conformity with applicable state and federal laws, regulations and quality and safety standards and to assure access to hospital services. The Boren Amendment was previously the foundation of litigation by healthcare facilities seeking rate increases. In place of the Boren Amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justification for the proposed rates are published, and which gives providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. States are actively seeking ways to reduce Medicaid spending for healthcare by such methods as capitated payments and substantial reductions in reimbursement rates. The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains several new antifraud provisions. Given the recent enactment of the BBA, the Company is unable to predict the impact of the BBA and potential changes in state Medicaid reimbursement methodologies on the revenues of its clients.

  In addition to the inability of the Company to directly collect receivables under Government Programs and the right of payors under such programs to offset against unrelated receivables, the Company's healthcare finance business is indirectly affected by healthcare regulation to the extent that any of its clients' failure to comply with such regulation affects such clients' ability to collect receivables or repay loans made by the Company. The most significant healthcare regulations that could potentially affect the Company are: (i) certificate of need regulation, which many states require upon the provision of new health services, particularly for long-term care and home healthcare companies; (ii) Medicare--Medicaid fraud and abuse statutes, which prohibit, among other things, the offering, payment, solicitation, or receipt of remuneration, directly or indirectly, as an inducement to refer patients to facilities owned by physicians if such facilities receive reimbursement from Medicare or Medicaid; and (iii) other prohibitions of physician self-referral that have been promulgated by the states.

  Certificate of Need Regulation. Many states regulate the provision of new healthcare service or acquisition of healthcare equipment through Certificate of Need or similar programs. The Company believes these requirements have had a limited effect on its business, although there can be no assurance that future changes in those laws will not adversely affect the Company. Additionally, repeal of existing regulations of this type in jurisdictions where the Company's customers have met the specific requirements could adversely affect the Company since such customers could face increased competition. In addition, there is no assurance that expansion of the Company's health care financing business within the nursing home and home care industries will not be increasingly affected by regulations of this type.

  Medicare--Medicaid Fraud and Abuse Statutes. The Department of Health and Human Services ("HHS") has increased its enforcement efforts under the Medicare--Medicaid fraud and abuse statutes in cases where physicians own an interest in a facility to which they refer their patients for treatment or diagnosis. These statutes prohibit the offering, payment, solicitation or receipt of remuneration, directly or indirectly, as an inducement to refer patients for services reimbursable in whole or in part by the Medicare-- Medicaid programs. HHS has taken the position that distributions of profits from corporations or partnerships to physician investors who refer patients to the entity for a procedure which is reimbursable under Medicare or Medicaid may be prohibited by the statute. Since the Company's clients often rely on prompt payment from the Government Program to satisfy their obligations to the Company, reduced or denied payments under the Government Programs could have an adverse effect on the Company's business.

  Further Regulation of Physician Self-Referral. Additional regulatory attention has been directed toward physician-owned healthcare facilities and other arrangements whereby physicians are compensated, directly or indirectly, for referring patients to such healthcare facilities. In 1988, legislation entitled the "Ethics in Patient Referrals Act" (H.R. 5198) was introduced which would have prohibited Medicare payments for all patient services performed by an entity which a patient's referring physician had an investment interest. As enacted, the law prohibited only Medicare payments for patient services per-formed by a clinical laboratory. The Comprehensive Physician Ownership and Referral Act (H.R. 345), which was enacted by Congress in 1993 as part of the Deficit Reduction Package, is more comprehensive than H.R. 5198 and covers additional medical services including medical imaging radiation therapy, physical rehabilitation and others. A variety of existing and pending state laws prohibit or limit a physician from referring patients to a facility in which that physician has a proprietary or ownership interest. Many states also have laws similar to the Medicare fraud and abuse statute which are designed to prevent the receipt or payment of consideration in connection with the referral of a patient. Accounts receivable resulting from a referral in violation of these laws could be denied from payment which could adversely affect the Company's clients and the Company.


EMPLOYEES

          As of January 31, 1998, the Company employed 71 people on a full-time basis. The Company believes that its relations with employees are good.


ITEM 2.   PROPERTIES

          The Company's headquarters occupy approximately 15,600 square feet at 2 Wisconsin Circle, Chevy Chase, Maryland. This space is provided under the terms of a lease that expires in January, 2003, with a five-year renewal option. The current cost is approximately $40,000 per month. In addition, as of December 31, 1997, the Company leased a small marketing office in Dallas, Texas at a monthly rental of approximately $870. HCAC rents approximately 1,000 square feet in its Orchard Park, New York office paying $700 per month. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Common Stock is listed for trading on the Nasdaq National Market under the trading symbol "HCFP." The following table sets forth the high and low sales prices of the Common Stock as reported by the Nasdaq National Market for each of the calendar quarters indicated:


          QUARTER                                        HIGH      LOW
          -------                                      -------   -------
          1996
             Fourth (from November 21, 1996)........   $14.000   $12.125
          1997
             First..................................   $19.000   $12.375
             Second.................................   $20.500   $ 9.750
             Third..................................   $31.500   $19.000
             Fourth.................................   $37.375   $28.875
          1998
             First (through February 18, 1998)......   $42.375   $32.500

          On February 18, 1998, the closing sale price of the Common Stock, as reported on the Nasdaq National Masrket, was $38.125.

          As of December 31, 1997, there were 9,670,291 shares outstanding.

          As of January 31, 1998 there were 33 record holders of the Company's common stock and approximately 832 beneficiary owners.

                                DIVIDEND POLICY

  The Company intends to retain all future earnings for the operation and expansion of its business, and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements and any regulatory restrictions or restrictions under credit agreements or other funding sources of the Company existing from time to time, as well as other matters which the Company's Board of Directors may consider. In addition, the Bank Facility and the CP Facility currently, and financing arrangements in the future may, impose minimum net worth covenants, debt-to-equity covenants and other limitations that could restrict the Company's ability to pay dividends.

ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth selected historical financial data.
The selected historical statements of operations and balance sheet data presented below were derived from the combined financial statements of HealthCare Financial Partners, Inc. and HealthPartners DEL, L.P. (a former partnership, "DEL") as of and for the period from inception (April 22, 1993) through December 31, 1993, and for the years ended December 31, 1994 and 1995, and the consolidated financial statements of HealthCare Financial Partners, Inc. as of and for the years ended December 31, 1996 and 1997. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements, including the notes thereto, of HealthCare Financial Partners, Inc. and DEL and the consolidated financial statements of HealthCare Financial Partners, Inc., including the notes thereto, appearing in Item 8.

HEALTHCARE FINANCIAL PARTNERS, INC.
(and DEL from inception through
 December 31, 1995)

                                         At or for Period
                                         From inception                           At or for the
                                         (April 22, 1993)                          Year Ended
                                             through                               December 31,
                                           December 31,      -----------------------------------------------------------
                                              1993              1994           1995    ||     1996             1997
                                           (Combined)        (Combined)     (Combined) || (Consolidated)   (Consolidated)
                                           ---------         ---------      ---------- || -------------    -------------
                                                                                       ||
STATEMENT OF OPERATIONS DATA                                                           ||
Fee and interest income...................  $    856         $  13,036      $  565,512 ||  $ 12,015,971     $ 27,745,077
Interest expense..........................                       3,975          79,671 ||     3,408,562        7,921,330
                                            --------         ---------      ---------- ||  ------------     ------------
     Net fee and interest income..........       856             9,061         485,841 ||     8,607,409       19,823,747
                                                                                       ||
Provision for losses on receivables.......    18,745             2,102          45,993 ||       656,116        1,315,122
                                            --------         ---------      ---------- ||  ------------     ------------
                                                                                       ||
     Net fee and interest income after                                                 ||
     provision for losses on receivables..   (17,889)            6,959         439,848 ||     7,951,293       18,508,625
Operating expenses........................    30,204           439,514       1,472,240 ||     3,326,994        7,219,372
Other income..............................    23,772           106,609       1,221,837 ||       233,982        1,582,852
                                            --------         ---------      ---------- ||  ------------     ------------
Income (loss) before deduction of                                                      ||
 preacquisition earnings and income                                                    ||
     taxes (benefit)......................   (24,321)         (325,946)        189,445 ||     4,858,281       12,872,105
Deduction of preacquisition earnings......                                             ||     4,289,859
Income taxes (benefit)....................                                      (5,892)||        38,860        4,877,257
                                            --------         ---------      ---------- ||  ------------     ------------
Net income (loss).........................  $(24,321)        $(325,946)     $  195,337 ||  $    529,562     $  7,994,848
                                            ========         =========      ========== ||  ============     ============
                                                                                       ||
Basic earnings per share (1)..............                                             ||          $.13             $.99
Weighted average shares outstanding (1)...                                             ||     4,030,416        8,087,857
                                                                                       ||
Diluted earnings per share (1)............                                             ||          $.13             $.96
Diluted weighted averages shares                                                       ||
     outstanding (1)......................                                             ||     4,055,572        8,310,111
                                                                                       ||
BALANCE SHEET DATA                                                                     ||
Finance receivables.......................  $115,454         $ 279,148      $2,552,441 ||  $ 89,328,928     $250,688,138
Allowance for losses on                                                                ||
     receivables..........................    18,475            20,847          66,840 ||     1,078,992        2,654,114
Total assets..............................   329,588           344,850       2,669,939 ||   101,273,089      272,354,946
Client holdbacks..........................    21,729           112,374         814,607 ||    11,739,326        6,173,260
Line of credit............................                                   1,433,542 ||    21,829,737       40,157,180
Commercial paper facility.................                                             ||    37,209,098      101,179,354
Warehouse facility........................                                             ||                     27,932,520
Total liabilities.........................   203,534           558,759       2,795,404 ||    74,552,113      184,524,758
Total stockholders' equity (deficit)......   126,054          (213,909)       (125,465)||    26,720,976       87,830,188

(1) Historical earnings per share for periods prior to 1996 are not presented because it is not meaningful due to the partnership reporting basis for DEL. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Pro Forma Financial Information" for pro forma net income per share information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


          The Company is a specialty finance company offering asset-based financing to healthcare providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practices.


          From its inception in September 1993, through the year ended December 31, 1995, the Company principally originated finance receivables through advances against accounts receivable. Advances against accounts receivable were characterized by high and varying yields, as a result of the differing terms of the transactions negotiated with individual clients. The yield on finance receivables generated through advances against accounts receivable was 26.9% during the year ended December 31, 1995, and 19.2% during the year ended December 31, 1996. By December 31, 1997, the finance receivables originated through revolving lines of credit secured by accounts receivable had grown to 89.5% of finance receivables in the Company's Accounts Receivable Program, as the Company focused its marketing efforts on larger balance, prime rate based revolving loans to more creditworthy borrowers. Revolving lines of credit are characterized by lower overall yields than advances against accounts receivable, but provide the Company with the opportunity to expand its range of potential clients while reducing costs as a percentage of finance receivables. As a result, the Company's overall yield on finance receivables in the Accounts Receivable Program, which was 18.4% for the year ended December 31, 1996, declined to 17.0% for the year ended December 31, 1997.


          During 1997, the Company expanded its STL Program to increase its penetration of targeted healthcare sub-markets. Through the STL Program, the Company serves clients that have more diverse and complex financing needs, such as healthcare facility acquisitions and expansions. In addition to the collateral securing the loans, the Company generally has recourse to the borrower. STL Program loans generally have terms of one to three years. As a result of the Company's expansion of the STL Program, loans under that program comprised 25.9% of finance receivables at December 31, 1997. The yield on finance receivables under the STL Program for the year ended December 31, 1997 was 16.3%. While yields on STL Program loans are generally lower than the yields generated from the Accounts Receivable Program, some STL Program loans also include warrants and other fees that may enhance their effective yields.


          The Company has implemented a program designed to ensure that all software used by the Company in connection with its services will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company does not anticipate that execution of this program will have a material effect on its operating results. However, the Company believes that some of its clients and payors may not have implemented such programs. The failure by clients and payors to implement necessary software changes may disrupt client billing and reimbursement cycles and adversely affect clients' cash flow and collectability of pledged accounts receivable. The Company is unable to predict the effects that any such failure may have on the financial condition and results of the operations of the Company .

          The Company is a Delaware corporation which was organized in April, 1993 and commenced its business in September, 1993. Until September 13, 1996 the Company's name was HealthPartners Financial Corporation. On that date its corporate name was changed to HealthCare Financial Partners, Inc.

THE REORGANIZATION

          Prior to the Company's initial public offering ("the Offering"), the Company conducted its operations principally in its capacity as the general partner of HealthPartners Funding, L.P. (a former partnership, "Funding") and DEL. Management concluded that the Company's future financial position and results of operations would be enhanced if the Company directly owned the portfolio assets of each of these limited partnerships and the transactions described below (the "Reorganization") were effected by the Company prior to or simultaneously with the Offering.

          Effective as of September 1, 1996, Funding acquired all of the net assets of DEL, consisting principally of finance receivables, for $486,630 in cash, which amount approximated the fair value of DEL's net assets. Following the acquisition, DEL distributed the purchase price to its partners and was dissolved. The purpose of this transaction was to consolidate the assets of DEL and Funding in anticipation of the acquisition by the Company of the limited partnership interests of Funding described below.

          Effective upon completion of the Offering, the Company acquired from HealthPartners Investors, L.L.C. ("HP Investors"), the sole limited partner of Funding, all of the limited partnership interests in Funding and paid the $21.8 million purchase price for such assets from the proceeds of the Offering. Such purchase price represented the limited partner's interest in the net assets of Funding and approximated both the fair value and book value of the net assets. Funding was subsequently liquidated and dissolved, and all of its net assets at the date of transfer, consisting principally of advances made under the Accounts Receivable Program, were transferred to the Company.

          In connection with the liquidation of Funding, Farallon Capital Partners, L.P. ("Farallon") and RR Capital Partners, L.P. ("RR Partners"), the only two members of HP Investors, exercised warrants for the purchase of an aggregate of 379,998 shares of Common Stock acquired on December 28, 1994 for an aggregate payment of $500, which represented the fair value of the warrants at that date. No additional consideration was paid in connection with the exercise of the warrants. HP Investors transferred the warrants to Farallon and RR Partners in contemplation of the liquidation of Funding.



PRO FORMA FINANCIAL INFORMATION


          In recognition of the Reorganization, management believes a discussion and analysis of the Company's financial condition and results of operations is most effectively presented on a pro forma basis for the years before 1997. To provide a context for this, the following information reflects pro forma statements of operations for each of the years in the two year period ended December 31, 1996 as if the Reorganization had occurred as of the beginning of that operating period.

PRO FORMA STATEMENTS OF OPERATIONS

                                                   FOR THE YEAR ENDED DECEMBER 31, 1996
                                         HEALTHCARE FINANCIAL
                                            PARTNERS, INC.
                                            (CONSOLIDATED)        PRO FORMA           PRO FORMA,
                                             (HISTORICAL)      ADJUSTMENTS (1)        AS ADJUSTED
                                             -----------       ---------------        -----------
Fee and interest income
  Fee income..........................       $ 8,518,215                              $ 8,518,215
  Interest income.....................         3,497,756                                3,497,756
                                             -----------                              -----------
  Total fee and interest income.......        12,015,971                               12,015,971
Interest expense......................         3,408,562                                3,408,562
                                             -----------                              -----------
  Net fee and interest income.........         8,607,409                                8,607,409
Provision for losses on
 receivables..........................           656,116                                  656,116
                                             -----------                              -----------
Net fee and interest income
 after provision for losses on
 receivables..........................         7,951,293                                7,951,293
Operating expenses....................         3,326,994                                3,326,994
Other income..........................           233,982                                  233,982
                                             -----------                              -----------
Income before deduction of
 preacquisition earnings and
 income taxes.........................         4,858,281                                4,858,281
Deduction of preacquisition
 earnings.............................         4,289,859        $(4,289,859)(a)
                                             -----------        -----------           -----------
Income before income taxes............           568,422          4,289,859             4,858,281
Income taxes..........................            38,860          1,855,870 (b)         1,894,730
                                             -----------        -----------           -----------
Net income............................       $   529,562         $2,433,989           $ 2,963,551
                                             ===========        ===========           ===========
Pro forma basic earnings per
 share (2)............................                                                $       .50
                                                                                      ===========
Pro forma weighted average
 shares outstanding (2)...............                                                  5,906,032
                                                                                      ===========
Pro forma diluted earnings per
 share (2)............................                                                $       .50
                                                                                      ===========
Pro forma diluted weighted
 average shares outstanding (2).......                                                  5,931,188
                                                                                      ===========

1) Pro Forma Statements of Operations adjustments reflect the following:
   a) The elimination of preacquisition earnings allocated to limited partners of Funding and DEL.
   b) The provisions for income taxes (at an estimated effective rate of 39%) on the pro forma earnings of the consolidated Company, including those of DEL and Funding which were previously not subject to income taxes as partnerships.

2) Pro forma earnings per share was computed by dividing pro forma net income by the pro forma weighted average shares outstanding and pro forma diluted weighted average shares outstanding, which gives effect to the Reorganization.


                                                            FOR THE YEAR ENDED DECEMBER 31, 1995
                                        HEALTHCARE FINANCIAL
                                           PARTNERS, INC.
                                               AND DEL
                                             (COMBINED)       FUNDING            PRO FORMA            PRO FORMA,
                                            (HISTORICAL)    (HISTORICAL)      ADJUSTMENTS (1)        AS ADJUSTED
                                            -----------     ------------      ---------------        -----------
Fee and interest income
  Fee income..........................        $  565,512     $4,248,992                               $4,814,504
  Interest income.....................                          403,659                                  403,659
                                              ----------     ----------                               ----------
  Total fee and interest income.......           565,512      4,652,651                                5,218,163
Interest expense......................            79,671        554,885                                  634,556
                                              ----------     ----------                               ----------
  Net fee and interest income.........           485,841      4,097,766                                4,583,607
Provision for losses on
 receivables..........................            45,993        171,395                                  217,388
                                              ----------     ----------                               ----------
Net fee and interest income
 after provision for losses on
 receivables..........................           439,848      3,926,371                                4,366,219
Operating expenses....................         1,472,240      1,024,057        $  (400,000) (a)        2,096,297
Other income..........................         1,221,837                          (997,146) (a)          224,691
                                              ----------    -----------        -----------            ----------
Income before income taxes
 (benefit)............................           189,445      2,902,314           (597,146)            2,494,613
Income taxes (benefit)................            (5,892)                          978,791  (b)          972,899
                                              ----------    -----------        -----------            ----------
Net income............................        $  195,337     $2,902,314        $(1,575,937)           $1,521,714
                                              ==========     ==========        ===========            ==========

Pro forma basic earnings per
 share (2)............................                                                                $      .26
                                                                                                      ==========
Pro forma weighted average
 shares outstanding (2)...............                                                                 5,899,991
                                                                                                      ==========
Pro forma diluted earnings per
 share (2)............................                                                                $      .26
                                                                                                      ==========
Pro forma diluted weighted
 average shares outstanding (2).......                                                                 5,903,078
                                                                                                      ==========

1) Pro Forma Statements of Operations adjustments reflect the following:

   a) The elimination of transactions between the Company and Funding, which consist of management fees paid/received and the elimination of the Company's income from its investment in Funding.

   b) The provisions for income taxes (at an estimated effective rate of 39%) for DEL and Funding which previously were not subject to such taxes as partnerships.

2) Pro forma earnings per share was computed by dividing pro forma net income by the pro forma weighted average shares outstanding and pro forma diluted weighted average shares outstanding, which gives effect to the Reorganization.

RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the information under "Selected Financial Data" and the combined financial statements, including the notes thereto, of HealthCare Financial Partners, Inc. and DEL, the consolidated financial statements, including the notes thereto, of HealthCare Financial Partners, Inc. appearing elsewhere in Item 8.

Year ended December 31, 1997 Compared to the Year Ended December 31, 1996 (including pro forma adjustments).

          Total fee and interest income increased from $12.0 million for the year ended December 31, 1996 to $27.7 million for the year ended December 31, 1997, an increase of 130.9%. The increase principally resulted from an increase of $85.1 million in average finance receivables outstanding due to the growth in the Company's Accounts Receivable Program and the Company's expansion of its STL Program, which resulted in increases of $98.9 million and $62.5 million, respectively, from December 31, 1996 to December 31, 1997. Fees and interest earned from the STL Program grew from an immaterial amount in the year ended December 31, 1996 to $5.0 million for the year ended December 31, 1997, which accounted for 32.0% of the $15.7 million growth in total fee and interest income between the periods. During the year ended December 31, 1997, the Company increased its client base from 129 clients to 161 clients in its Accounts Receivable Program, and from 8 clients to 39 clients in its STL Program. Additionally, average borrowings from the Company increased by 109.6% in 1997 as compared to the prior year. Yield on finance receivables declined from 18.4% in the year ended December 31, 1996 to 16.8% in the year ended December 31, 1997. As a result, the increase in fee and interest income was due to growth in the volume of finance receivables. The yield on finance receivables for the year ended December 31, 1997 was lower because the composition of the Company's finance receivable portfolio contained a greater percentage of lower-yielding STL Program loans and a lower percentage of higher-yielding advances against accounts receivable in its Accounts Receivable Program.

          Interest expense increased from $3.4 million for the year ended December 31, 1996 to $7.9 million in 1997. However, the Company's average cost of borrowed funds decreased from 9.7% for the year ended December 31, 1996 to 8.6% for the year ended December 31, 1997. The increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables, net fee and interest income increased from $8.6 million for the year ended December 31, 1996 to $19.8 million for the year ended December 31, 1997. The increased interest expense from increased borrowings, combined with a lower yield on finance receivables, resulted in a decrease in the annualized net interest margin from 13.2% for the year ended December 31, 1996 to 12.2% for the year ended December 31, 1997.

          The Company's provision for losses on receivables increased from $656,116 for the year ended December 31, 1996 to $1.3 million for the year ended December 31, 1997. This increase was attributable to an increase in outstanding finance receivables, which is among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. The Company experienced no credit losses in either period.

          Operating expenses increased from $3.3 million for the year ended December 31, 1996 to $7.2 million for the year ended December 31, 1997, a 117.0% increase. This increase was the result of a 195.2% increase in compensation and benefits due to hiring additional personnel, as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

          Other income increased from $233,982 for the year ended December 31, 1996 to $1.6 million for the year ended December 31, 1997. This increase was mainly attributable to the Company receiving fees from clients for legal services performed by in house personnel. These fees were previously paid by the clients but passed through to the outside firm that performed the services.

          Net income increased from $3.0 million for the year ended December 31, 1996 to $8.0 million for the year ended December 31, 1997, a 169.8% increase, primarily as a result of the overall growth in the Company's finance receivables described above.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995 (including pro forma adjustments)

          Total fee and interest income increased from $5.2 million for the year ended December 31, 1995 to $12.0 million for the year ended December 31, 1996, an increase of 130.3%. The increase principally resulted from an increase of $45.6 million in average finance receivables outstanding due to the Company's introduction of revolving lines of credit secured by accounts receivable during the last quarter of 1995 and a corresponding increase of $41.0 million in such revolving lines of credit secured by accounts receivable from December 31, 1995 to December 31, 1996. Interest earned from revolving lines of credit secured by accounts receivable increased from $403,659 for the year ended December 31, 1995 to $3.5 million for the year ended December 31, 1996, which accounted for $3.1 million of the $6.8 million growth in total fee and interest income between the periods. During the year ended December 31, 1996, the Company increased its client base with respect to advances against accounts receivable from 72 clients to 84 clients. Additionally, existing clients increased their average borrowings from the Company in 1996 as compared to the prior year. Because the yield on finance receivables declined markedly from 26.4% in the year ended December 31, 1995 to 18.4% in the year ended December 31, 1996, the increase in fee and interest income was due to growth in the volume of finance receivables, and was somewhat offset by the decline in yield. The yield on finance receivables for the year ended December 31, 1996 was lower due to a substantially greater volume of revolving lines of credit secured by accounts receivable outstanding during the year ended December 31 1996, which have lower yields when compared to advances against accounts receivable. Interest expense increased from $634,556 for the year ended December 31, 1995 to $3.4 million for 1996. However, the Company's average cost of borrowed funds decreased from 11.8% for the year ended December 31, 1995 to 9.7% for the year ended December 31, 1996. This increase in interest expense was the result of higher average borrowings required to support the Company's growth. Prior to March 1995, the Company's financing was solely obtained through equity. Subsequent to March 1995, the Company increasingly relied on borrowed funds to finance its growth. Because of the Company's overall growth in finance receivables and increased leverage, net fee and interest income increased from $4.6 million for the year ended December 31, 1995 to $8.6 million for the year ended December 31, 1996. The increased interest expense from increased borrowings, combined with a lower yield on finance receivables, resulted in a significant decrease in the annualized net interest margin from 23.2% for the year ended December 31, 1995 to 13.2% for the year ended December 31, 1996.

          The Company's provision for losses on receivables increased from $217,388 for the year ended December 31, 1995 to $656,116 for the year ended December 31, 1996. This increase was attributable to an increase in outstanding finance receivables and an increase in the Company's average client balances, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. The Company experienced no credit losses in either period.

          Operating expenses increased from $2.1 million for the year ended December 31, 1995 to $3.3 million for the year ended December 31, 1996, a 58.7% increase. This increase was the result of a 36.1% increase in compensation and benefits due to hiring additional personnel as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

          Other income increased from $224,691 for the year ended December 31, 1995 to $233,982 for the year ended December 31, 1996.

          Net income increased from $1.5 million for the year ended December 31, 1995 to $3.0 million for the year ended December 31, 1996, a 94.8% increase, primarily as a result of the overall growth in the Company's finance receivables described above.

QUARTERLY FINANCIAL DATA

          The following table summarizes unaudited quarterly operating results for the most recent eight fiscal quarters. The 1996 quarterly financial data reflect the Reorganization and are prepared on the same basis as the Pro Forma Financial Statements of Operations. The 1997 information reflects actual historical results.


                             FOR THE QUARTERS ENDED
                             ----------------------

                                                         March 31,       June 30,      Sept. 30,       Dec. 31,
                                                           1996           1996           1996           1996
                                                           ----           ----           ----           ----
Fee and interest income
     Fee income................................         $1,869,433     $2,090,853     $2,117,004     $2,440,925
     Interest income...........................            411,703        792,307      1,006,997      1,286,749
                                                        ----------     ----------     ----------     ----------
          Total fee and interest income........          2,281,136      2,883,160      3,124,001      3,727,674
Interest expense...............................            580,030        801,126        923,175      1,104,231
                                                        ----------     ----------     ----------     ----------
     Net fee and interest income...............          1,701,106      2,082,034      2,200,826      2,623,443
Provision for losses on receivables............            343,155         53,646        216,315         43,000
                                                        ----------     ----------     ----------     ----------
     Net fee and interest income after
      provision for losses on
      receivables..............................          1,357,951      2,028,388      1,984,511      2,580,443
Operating expenses.............................            676,627        809,392        796,226      1,044,749
Other income...................................             10,000          8,000        153,651         62,331
                                                        ----------     ----------     ----------     ----------
Income before income taxes.....................            691,324      1,226,996      1,341,936      1,598,025
Income taxes...................................            269,617        478,528        523,355        623,230
                                                        ----------     ----------     ----------     ----------
Net income.....................................         $  421,707     $  748,468     $  818,581     $  974,795
                                                        ==========     ==========     ==========     ==========
                                                         March 31,       June 30,      Sept. 30,       Dec. 31,
                                                           1997           1997           1997           1997
                                                           ----           ----           ----           ----
Fee and interest income
     Fee income................................         $2,570,411     $2,447,452     $3,015,605     $3,460,307
     Interest income...........................          1,917,922      3,013,090      4,936,268      6,384,022
                                                        ----------     ----------     ----------     ----------
          Total fee and interest income........          4,488,333      5,460,542      7,951,873      9,844,329
Interest expense...............................          1,133,156      1,968,569      1,984,344      2,835,261
                                                        ----------     ----------     ----------     ----------
     Net fee and interest income...............          3,355,177      3,491,973      5,967,529      7,009,068
Provision for losses on receivables............            150,000        250,000        605,000        310,122
                                                        ----------     ----------     ----------     ----------
     Net fee and interest income after
      provision for losses on
      receivables..............................          3,205,177      3,241,973      5,362,529      6,698,946
Operating expenses.............................          1,866,483      1,422,901      1,672,075      2,257,913
Other income...................................            429,399        380,723        300,004        472,726
                                                        ----------     ----------     ----------     ----------
Income before income taxes.....................          1,768,093      2,199,795      3,990,458      4,913,759
Income taxes...................................            647,089        749,956      1,532,034      1,948,178
                                                        ----------     ----------     ----------     ----------
Net income.....................................         $1,121,004     $1,449,839     $2,458,424     $2,965,581
                                                        ==========     ==========     ==========     ==========

          The Company's quarterly results of operations are not generally affected by seasonal factors.



CLIENT HOLDBACKS

          The Company's primary protection against credit losses on its Accounts Receivable Program is the Excess Collateral, which consists of client accounts receivable due from third-party payors which collateralize revolving lines of credit secured by, and advances against, accounts receivable. The Company obtains a first priority security interest in all of the client's accounts receivable, including receivables not financed by the Company. As a result, amounts loaned or advanced to clients with respect to specific accounts receivable are cross-collateralized by the Company's security interest in other accounts receivable of the client.

          With respect to revolving lines of credit secured by accounts receivable, the Company will extend credit only up to a maximum percentage, ranging from 65% to 85%, of the estimated net collectible value of the accounts receivable due from third-party payors. The Company obtains a first priority security interest in all of a client's accounts receivable, and may apply payments received with respect to the full amount of the client's accounts receivable to offset any amounts due from the client. The estimated net collectible value of a client's accounts receivable thus exceeds at any time balances under lines of credit secured by such accounts receivable.

          With respect to advances against accounts receivable, the Company purchases a client's accounts receivable at a discount from the estimated net collectible value of the accounts receivable. The Company will advance only 65% to 85% of the purchase price (which is equal to aggregate net collectible value minus a purchase discount) of any batch of accounts receivable purchased. The excess of the purchase price for a batch of receivables over the amount advanced with respect to such batch (a "client holdback") is treated as a reserve and provides additional security to the Company, insofar as holdback amounts may be applied to offset amounts due with respect to the related batch of client receivables, or any other batch of client receivables. As is the case with the revolving lines of credit, the Company obtains a first priority security interest in all of the client's accounts receivable.

          In addition, under both programs the Company frequently obtains a security interest in other assets of a client and may have recourse against personal assets of the principals or parent company of a client.

          Under the STL Program, the Company's term loans to clients are secured by a first or second lien on various types of collateral, such as real estate, accounts receivable, equipment, inventory and stock, depending on the circumstances of each loan and the availability of collateral.

TURNOVER

          The Company's results of operations are affected by its collections of client accounts receivable. The Company's turnover of its finance receivables in its Accounts Receivable Program, calculated by dividing total collections of client accounts receivable for each of the following quarters by the average month-end balance of finance receivables during such quarter, was 2.4x for the quarter ended March 31, 1996, 2.4x for the quarter ended June 30, 1996, 3.7x for the quarter ended September 30, 1996, 3.5x for the quarter ended December 31, 1996, 2.6x for the quarter ended March 31, 1997, 2.8x for the quarter ended June 30, 1997, 2.7x for the quarter ended September 30, 1997 and 2.7x for the quarter ended December 31, 1997. For the year ended December 31, 1996, the Company's turnover of its finance receivables in its Accounts Receivable Program was 11.0x, as compared to 11.4x for the year ended December 31, 1997.

PROVISION AND ALLOWANCE FOR LOSSES ON RECEIVABLES

          The Company regularly reviews its outstanding finance receivables to determine the adequacy of its allowance for losses on receivables. To date, the Company has not experienced any credit losses. The allowance for losses on receivables is maintained at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables. In evaluating the adequacy of the allowance, management of the Company considers trends in healthcare sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, Excess Collateral, real estate collateral valuations, and underwriting policies, among other items. As of December 31, 1996, the Company's general reserve was $1.1 million or 1.2% of finance receivables; at December 31, 1997, it was $2.7 million or 1.1% of finance receivables. To the extent that management deems specific finance receivable advances to be wholly or partially uncollectible, the Company establishes a specific loss reserve equal to such amount. At December 31, 1996 and 1997, the Company had no specific reserves. In the opinion of management, based on a review of the Company's portfolio, the allowance for losses on receivables is adequate at this time, although there can be no assurance that such reserve will be adequate in the future.

LIQUIDITY AND CAPITAL RESOURCES

          Cash flows resulting from operating activities provided sources of cash amounting to $12.5 million for the year ended December 31, 1997. This compares to pro forma operating cash flows of $3.8 million and $6.2 million for 1995 and 1996, respectively. The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities include cash payments for compensation and employee benefits, rent expense, and professional fees. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its Accounts Receivable and STL Programs. The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. Financing has been obtained from both debt and equity sources. The debt financing has been generated from draws on the Bank Facility, the Warehouse Facility and the sale of commercial paper through the CP Facility. The sources of equity financing were primarily from limited partner capital contributions prior to the Reorganization and the Offering and the Secondary Offering. Subsequent to the Offering, the limited partnership interest was purchased using a significant portion of the offering proceeds, the limited partnership was dissolved and its assets transferred to the Company.

          In conjunction with the Reorganization and in contemplation of the Offering, at the request of the Company, Fleet increased the committed line of credit under the Bank Facility from $35 million to $50 million. The Bank Facility is a revolving line of credit. The interest rates payable by the Company under the Bank Facility adjust, based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. As of December 31, 1996 and 1997, $21.8 and $40.2 million, respectively, was outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5.0 million and a ratio of total debt to equity of not more than 3.0 to 1.0. In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined in the Bank Facility) in excess of $1.0 million. The inter-creditor arrangements entered into in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio. At December 31, 1996 and 1997, the Company was in compliance with all of its covenants under the Bank Facility. The expiration date for the Bank Facility is March 29, 2002, subject to automatic renewal for one-year periods thereafter unless terminated by either party which requires six months prior written notice.

          In December, 1996, the Company entered into an agreement with ING for $100 million commitment under the CP Facility. On December 30, 1997, that commitment was increased to $200 million. As of December 31, 1996, $37.2 million of commercial paper was outstanding under the CP Facility. As of December 31, 1997, $101.2 million of commercial paper was outstanding under the CP Facility. The CP Facility requires the Company to transfer advances and related receivables under its Accounts Receivable Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. The CP Facility generally requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $50 million. At December 31, 1997, the Company was in compliance with all of its covenants under the CP Facility. The maturity date for the CP Facility is December 5, 2001. However, the CP Facility may be terminated by the Company at any time after December 5, 1999, without penalty. See "Business--Capital Resources."

          On June 27, 1997, the Company entered into an agreement with First Boston under the Warehouse Facility. Under the terms of the Warehouse Facility, the Company is able to securitize certain loans under the Company's STL Program. The Company had a total borrowing capacity under the agreement of $50 million as of December 31, 1997. In January 1998, that commitment was raised to $60 million and in February 1998, to $100 million. As of December 31, 1997, the Company had borrowed $27.9 million under the Warehouse Facility. The Warehouse Facility requires that the amount outstanding under the financing agreement may not exceed 88% of the principal amount of the STL Program loans securitized. Interest will accrue under the financing agreement at a rate of LIBOR plus 3.75% on the first $50 million and 3.0% on the second $50 million. The Warehouse Facility requires that the loans advanced by the Company do not exceed 95% of the appraised value of the real estate, or a multiple of the underwritten cash flow of the borrower, that the weighted average yield of advances under the Warehouse Facility must exceed the prime rate of interest plus 3%, that the maximum weighted average loan to value of advances under the Warehouse Facility must be no greater than 85%, and that no loan in the portfolio has a life greater than five years. Additionally, the Warehouse Facility requires that, to the extent that the Company makes advances in amounts greater than $7.5 million to any borrower, that excess is advanced by the Company through other sources. The commitment to make advances under the

Warehouse Facility terminates on June 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement, however previous loans securitized will remain outstanding until they have been fully repaid. Additionally, under the terms of the agreement, the Company has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. At December 31, 1997, the Company was in compliance with all of the covenants of the agreement.

          The Company requires substantial capital to finance its business. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability and the terms of financing. The Company expects to fund its future financing activities principally from (i) the CP Facility, which expires on December 5, 2001, (ii) the Bank Facility, which expires on March 29, 2002, subject to automatic renewals for one-year periods thereafter unless terminated by either party and (iii) the Warehouse Facility, which expires on June 27, 1999. In addition, on February 9, 1998, the Company announced its intention to file a registration statement for an offering of 2.95 million shares of its common stock. While the Company expects to be able to obtain new financing facilities or renew these existing financing facilities and to have continued access to other sources of credit after expiration of these facilities, there is no assurance that such financing will be available, or, if available, that it will be on terms favorable to the Company.

INTEREST RATE SENSITIVITY

          Interest rate sensitivity refers to the change in interest spread between the yield on the Company's portfolio and the cost of funds necessary to finance the portfolio (i.e., the Bank Facility, the CP Facility and the Warehouse Facility) resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings are affected. The interest rates charged on revolving lines of credit secured by accounts receivable adjust based upon changes in the prime rate. The fees charged on advances against accounts receivable are fixed at the time of any advance against a batch of receivables, although such fees may increase depending upon the timing of collections of receivables within the batch. The interest rates on the Company's term loans generally adjust based on the prime rate. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. The interest rate on the CP Facility adjusts based upon changes in commercial paper rates. Because the Company finances most of the Accounts Receivable Program's activity through the CP Facility, there exists some interest rate risk since the interest rate on advances to the Company's clients under the Accounts Receivable Program will adjust based on the prime rate, and the interest rate on most of the Company's liabilities under the CP Facility will adjust based on commercial paper rates. Such limited interest rate sensitivity on the Accounts Receivable Program portfolio is not expected to have a material effect on the Company's net interest income if interest rates change. Additionally, because advances against accounts receivable are generally fixed and financed with the CP Facility, which has rates that adjust with changes in commercial paper rates, there exists interest rate sensitivity with respect to advances against accounts receivable, and if interest rates increase significantly, such an increase could have an adverse effect on the Company's net interest income. However, this interest rate sensitivity is mitigated by the fact that (i) advances against accounts receivable comprise only 10.5% of the finance receivables in the Accounts Receivable Program as of December 31, 1997, and (ii) the Company does not make long-term commitments with respect to advances against accounts receivable and therefore, retains substantial flexibility to negotiate fees based on changes in interest rates.

INFLATION

          Inflation has not had a significant effect on the Company's operating results to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                         INDEX TO FINANCIAL STATEMENTS

HEALTHCARE FINANCIAL PARTNERS, INC.

Report of Independent Auditors, Ernst & Young LLP.......................   35

Report of Independent Auditors, McGladrey & Pullen, LLP.................   36

Consolidated Balance Sheets as of December 31, 1997 and 1996............   37

Statements of Income for the years ended December 31, 1997,
   1996, and 1995.......................................................   38

Statements of Equity for the years ended December 31, 1997,
   1996 and 1995........................................................   39

Statements of Cash Flows for the years ended December 31, 1997,
   1996 and 1995........................................................   40

Notes to Financial Statements...........................................   41

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
HealthCare Financial Partners, Inc.

          We have audited the accompanying consolidated balance sheets of HealthCare Financial Partners, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthCare Financial Partners, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                  Ernst & Young LLP

Washington, D.C.
February 12, 1998

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
HealthCare Financial Partners, Inc.

          We have audited the accompanying combined statements of income, equity, and cash flows of HealthCare Financial Partners, Inc. and HealthPartners DEL, L.P., a limited partnership, for the year ended December 31, 1995. These financial statements are the responsibility of management of the Company and the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows for the year ended December 31, 1995 of HealthCare Financial Partners, Inc. and HealthPartners DEL, L.P., in conformity with generally accepted accounting principles.



                                  McGladrey & Pullen, LLP

Richmond, Virginia
September 13, 1996

                      HEALTHCARE FINANCIAL PARTNERS, INC.


                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,
                                            ------------------------------
                                                1997               1996
                                            ------------        ----------
                 ASSETS

Cash and cash equivalents.................   $ 18,668,703        $ 11,734,705
Finance receivables.......................    250,688,138          89,328,928
Less:

     Allowance for losses on receivables..      2,654,114           1,078,992
     Unearned fees........................      3,161,237             723,804
                                             ------------        ------------
        Net finance receivables...........    244,872,787          87,526,132
Prepaid expenses and other assets.........      3,405,497           1,407,393
Deferred income taxes.....................      1,041,520             381,462
Investment securities.....................      1,442,814
Investment in limited partnership.........        767,244
Property and equipment, net...............        416,284             223,397
Goodwill..................................      1,740,097
                                             ------------        ------------
        Total assets......................   $272,354,946        $101,273,089
                                             ============        ============


  LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit............................   $ 40,157,180        $ 21,829,737
Commercial paper facility.................    101,179,354          37,209,098
Warehouse facility........................     27,932,520
Client holdbacks..........................      6,173,260          11,739,326
Accounts payable to clients...............        834,367           1,020,131
Income taxes payable......................      5,138,144             389,592
Accounts payable and accrued expenses.....      2,217,947           1,853,905
Notes payable.............................        115,286             126,389
Accrued interest..........................        776,700             383,935
                                             ------------        ------------
        Total liabilities.................    184,524,758          74,552,113


Stockholders' equity:
     Preferred stock, par value $0.01
      per share; 10,000,000 shares
      authorized; none outstanding........
     Common stock, par value $.01 per
      share; 30,000,000 shares
      authorized; 9,670,291 and
      6,214,991 shares issued and
      outstanding, respectively...........         96,703              62,150
  Paid-in-capital.........................     79,784,045          26,704,234
  Retained equity (deficit)...............      7,949,440             (45,408)
                                             ------------        ------------
        Total stockholders' equity........     87,830,188          26,720,976
                                             ------------        ------------
        Total liabilities and
         stockholders' equity.............   $272,354,946        $101,273,089
                                             ============        ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.


                             STATEMENTS OF INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           1997               1996       ||      1995
                                                      --------------      -------------  ||   ----------
                                                      (CONSOLIDATED)      (CONSOLIDATED) ||   (COMBINED)
                                                                                         ||
Fee and interest income:                                                                 ||
     Fee income.....................................   $11,493,775         $ 8,518,215   ||    $  565,512
     Interest income................................    16,251,302           3,497,756   ||
                                                       -----------         -----------   ||    ----------
Total fee and interest income.......................    27,745,077          12,015,971   ||       565,512
Interest expense....................................     7,921,330           3,408,562   ||        79,671
                                                       -----------         -----------   ||    ----------
Net fee and interest income.........................    19,823,747           8,607,409   ||       485,841
Provision for losses on receivables.................     1,315,122             656,116   ||        45,993
                                                       -----------         -----------   ||    ----------
Net fee and interest income after                                                        ||
 provision for losses on receivables................    18,508,625           7,951,293   ||       439,848
Operating expenses:                                                                      ||
           Compensation and benefits................     3,741,827           1,267,625   ||       931,189
           Commissions..............................       176,282             463,499   ||
           Professional fees........................       512,989             283,935   ||       153,948
           Occupancy................................       218,636             196,319   ||       156,720
           Other....................................     2,569,638           1,115,616   ||       230,383
                                                       -----------         -----------   ||    ----------
Total operating expenses............................     7,219,372           3,326,994   ||     1,472,240
Other income:                                                                            ||
           Management fees..........................                                     ||       624,691
           Income from limited partnerships.........        84,988                       ||       597,146
           Other....................................     1,497,864             233,982   ||
                                                       -----------         -----------   ||    ----------
Total other income..................................     1,582,852             233,982   ||     1,221,837
                                                       -----------         -----------   ||    ----------
Income before deduction of preacquisition                                                ||
  earnings and income taxes (benefit)...............    12,872,105           4,858,281   ||       189,445
Deduction of preacquisition earnings................                         4,289,859   ||
                                                       -----------         -----------   ||    ----------
Income before income taxes (benefit)................    12,872,105             568,422   ||       189,445
Income taxes (benefit)..............................     4,877,257              38,860   ||        (5,892)
                                                       -----------         -----------   ||    ----------
Net income..........................................   $ 7,994,848         $   529,562   ||    $  195,337
                                                       ===========         ===========   ||    ==========
                                                                                         ||
Basic earnings per share............................   $       .99                $.13   ||
                                                       ===========         ===========   ||
                                                                                         ||
Diluted earnings per share..........................   $       .96                $.13   ||
                                                       ===========         ===========   ||

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                             STATEMENTS OF EQUITY

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)
                                                          -----------------------------------------------------------------
                                             LIMITED                                RETAINED                         TOTAL
                                            PARTNERS'      COMMON    PAID-IN        EARNINGS                        EQUITY
                                             CAPITAL       STOCK     CAPITAL        (DEFICIT)        TOTAL        (DEFICIT)
                                            ---------     -------    -------        ---------      ---------      ---------
Balance at January 1, 1995 (combined).....   $ 144,857      $34,200                  $ (392,966)    $  (358,766)   $  (213,909)

Capital contributions.....................      89,021                                                                  89,021

Net income (loss).........................     377,341                                 (182,004)       (182,004)       195,337

Distributions to partners.................    (195,914)                                                               (195,914)
                                             ---------      -------   -----------    ----------     -----------    -----------

Balance at December 31, 1995 (combined)...     415,305       34,200                    (574,970)       (540,770)      (125,465)

Issuance of 2,415,000 shares of $.01
 par value common stock...................                   24,150   $26,708,034                    26,732,184     26,732,184

Conversion of common stock warrants
 to 379,998 shares of $.01 par value
 common stock.............................                    3,800        (3,800)

Net distributions to partners.............    (415,305)                                                               (415,305)

Net income................................                                              529,562         529,562        529,562
                                             ---------      -------   -----------    ----------     -----------    -----------

Balance at December 31, 1996
 (consolidated)...........................                   62,150    26,704,234       (45,408)     26,720,976     26,720,976

Issuance of 3,450,000 shares of $.01
 par value common stock...................                   34,500    53,005,310                    53,039,810     53,039,810

Common stock issuable under directors'
 option plan..............................                                 15,989                        15,989         15,989

Common stock issued under employee
 option plans.............................                       53        58,512                        58,565         58,565

Net income................................                                            7,994,848       7,994,848      7,994,848
                                             ---------      -------   -----------    ----------     -----------    -----------

 Balance at December 31, 1997
(consolidated)............................   $       -      $96,703   $79,784,045    $7,949,440     $87,830,188    $87,830,188
                                             =========      =======   ===========    ==========     ===========    ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                           STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                    1997                 1996       ||    1995
                                                                --------------      --------------  ||  ----------
                                                                (CONSOLIDATED)      (CONSOLIDATED)  ||  (COMBINED)
                                                                                                    ||
OPERATING ACTIVITIES                                                                                ||
 Net income...................................................   $   7,994,848       $    529,562   ||   $   195,337
 Adjustments to reconcile net income to                                                             ||
     net cash provided by (used in) operations:                                                     ||
   Depreciation...............................................         113,550             77,916   ||        17,309
   Amortization of goodwill...................................          92,248                      ||
   Provision for losses on receivables........................       1,315,122            656,116   ||        45,993
   Income from unconsolidated limited                                                               ||
     partnership..............................................                                      ||      (597,146)
   Deferred income tax benefit................................        (660,058)          (351,127)  ||       (17,067)
   Stock compensation plan....................................          15,989                      ||
   Changes in assets and liabilities:                                                               ||
     Increase in prepaid expenses and other...................      (1,998,104)          (670,709)  ||      (102,986)
     Increase in accrued interest.............................         392,765             79,586   ||        12,591
     Increase in income taxes payable.........................       4,748,552            278,418   ||
     Increase in accounts payable and                                                               ||
       accrued expenses.......................................         496,271          1,265,420   ||       174,435
                                                                 -------------       ------------   ||   -----------
   Net cash provided by (used in) operating                                                         ||
     activities...............................................      12,511,183          1,865,182   ||      (271,534)
INVESTING ACTIVITIES                                                                                ||
     Increase in net finance receivables......................    (151,189,744)       (10,338,502)  ||    (1,527,448)
     Acquisition of limited partnership, net of cash acquired.     (15,200,257)       (16,138,888)  ||
     Purchase of investment securities........................        (925,002)                     ||
     (Increase) decrease in investment in limited                                                   ||
        partnership...........................................        (767,244)                     ||       489,792
     Purchase of property and equipment, net..................        (306,436)          (225,173)  ||       (45,635)
     Other....................................................        (188,000)                     ||
                                                                 -------------       ------------   ||   -----------
       Net cash used in investing activities..................    (168,576,683)       (26,702,563)  ||    (1,083,291)
FINANCING ACTIVITIES                                                                                ||
       Net borrowings (payments) under line of credit.........      18,327,443        (26,984,082)  ||     1,433,542
       Net borrowings under commercial paper facility.........      63,970,256         37,209,098   ||
       Net borrowings under warehouse facility................      27,932,520                      ||
       Decrease in notes payable to related parties...........                            (75,000)  ||
       (Decrease) increase in notes payable...................         (11,103)           105,191   ||        21,198
       Issuance of common stock...............................      53,098,375         26,732,184   ||
       Distributions to partners, net.........................        (317,993)          (415,305)  ||      (106,893)
                                                                 -------------       ------------   ||   -----------
          Net cash provided by financing activities...........     162,999,498         36,572,086   ||     1,347,847
                                                                 -------------       ------------   ||   -----------
       Net increase (decrease) in cash and cash                                                     ||
         equivalents..........................................       6,933,998         11,734,705   ||        (6,978)
                                                                 -------------       ------------   ||   -----------
                                                                                                    ||
       Cash and cash equivalents at beginning of period.......      11,734,705                      ||         6,978
                                                                 -------------       ------------   ||   -----------
       Cash and cash equivalents at end of period.............   $  18,668,703       $ 11,734,705   ||   $
                                                                 =============       ============   ||   ===========
                                                                                                    ||
       Supplemental disclosure of cash flow information:                                            ||
          Cash payments for interest..........................   $   7,528,565       $  3,037,218   ||   $    67,080
                                                                 =============       ============   ||   ===========
          Cash payments for income taxes......................   $     788,764       $     23,839   ||
                                                                 =============       ============   ||

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

          The consolidated financial statements of HealthCare Financial Partners, Inc. (the "Company") for 1997 include the accounts of the Company and the accounts of its wholly-owned subsidiaries, HCFP Funding, Inc., HCFP Funding II, Inc., HCFP Funding III, Inc., Wisconsin Circle Funding Corporation, Wisconsin Circle II Funding Corporation, and HealthCare Analysis Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's principal activity is providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

          The Company, which was incorporated and previously doing business as HealthPartners Financial Corporation from inception to September 13, 1996, was formed in 1993 under the laws of the state of Delaware. The Company issued 2,415,000 shares of common stock, including underwriters over allotment, in an initial public offering (the "offering") in November 1996. In connection with the offering, the Company increased its authorized common shares from 1,000,000 shares to 30,000,000 and effected a 4.56-to-1 split of the common stock in the form of a stock dividend, including outstanding warrants and options, on September 13, 1996. Shares of common stock outstanding for all periods presented have been retroactively restated to give effect to the stock split. Effective upon the completion of the offering, the Company used the proceeds of the offering to acquire, using the purchase method of accounting, all the limited partnership interests in HealthPartners Funding, L.P. ("Funding") and Funding was liquidated (the acquisition) (See Note 14). The amount paid to acquire the limited partnership interest approximated both the fair value and the book value of Funding at the date of the acquisition. Prior to the offering and the acquisition of Funding by the Company, the Company owned a 1% general partner interest in HealthPartners DEL, L.P. ("DEL") and Funding. In addition, the majority owners of the Company owned all of the limited partnership interests of DEL. Prior to the offering, the Company's principal activity was its interest in Funding. Additionally, the Company provided operational and management support to Funding for a fee. Funding's principal activity was providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

          The financial statements of the Company for 1996 are consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The deduction of preacquisition earnings reflects the operations of Funding and DEL allocated to the limited partners of Funding and DEL prior to the acquisition. The financial statements for 1995 are combined to include the accounts and operations of the Company and DEL. The 1995 financial statements are combined as a result of common control and management between the Company and DEL. All transactions between the Company and DEL have been eliminated in preparation of the combined financial statements. The Company accounted for its investment in Funding on the equity basis, as the Company did not have sufficient control to warrant consolidation.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

1.   BASIS OF PRESENTATION (CONTINUED)

          Effective September 1, 1996, in contemplation of the offering, Funding acquired, using the purchase method of accounting, the assets of DEL (consisting principally of client receivables) by assuming DEL's liabilities and paying $472,369 in cash. The cash payment approximated the fair value and book value of DEL's net assets. Immediately following the acquisition, DEL was dissolved.

2.   SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

          Cash and cash equivalents includes cash and other liquid financial instruments with an original maturity of three months or less.

     FINANCE RECEIVABLES

          The Accounts Receivable Program includes purchased finance receivables and asset-based lending. Purchased finance receivables are recorded at the contractual purchase amount, less the discount fee (the "amount purchased"). The difference between the amount purchased and the amount paid to acquire such receivables is reflected as client holdbacks. In the event purchased receivables become delinquent, the Company has certain rights of offset to apply client holdbacks (or future fundings) against delinquent accounts receivable. Asset-based lending is provided in the form of a revolving line of credit. The amount of credit granted is based on a predetermined percentage of the client total accounts receivable.

          Secured term loans are loans up to three years in duration secured by real estate, accounts receivable, and other assets, such as equipment, inventory, and stock. These loans are often provided to clients currently borrowing under the aforementioned Accounts Receivable Program. In conjunction with secured term loans, the Company may receive stock, or warrants to convert to stock, in the client entity. Securities received in conjunction with such loans totaled $517,812 for the year ended December 31, 1997.

     ALLOWANCE FOR LOSSES ON RECEIVABLES

          The allowance for losses on receivables is maintained at the amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables. The provision for losses on receivables is the periodic cost of maintaining an adequate allowance. In evaluating the adequacy of the allowance, management considers trends in past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, excess collateral, and underwriting policies, among other items. The Company performs a loan-by-loan review to identify loans to be charged off.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ALLOWANCE FOR LOSSES ON RECEIVABLES (CONTINUED)

          Additionally, client holdbacks are available to offset losses on receivables. And, under certain circumstances, credit losses can be offset against client holdbacks related to other financings.

     INVESTMENT SECURITIES

          Marketable equity securities are classified as securities available for sale. These securities are stated at fair value, with unrealized gains and losses, net of tax, reported as a component of stockholders' equity. Investment securities which have no ready market (private companies) are carried at cost and evaluated periodically for impairment.

     PROPERTY AND EQUIPMENT

          Property and equipment, principally computer and related peripherals, are stated at cost less accumulated depreciation ($202,938, $90,772, and $29,868, at December 31, 1997, 1996 and 1995, respectively). Depreciation expense is computed primarily using the straight-line method.

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

     REVENUE RECOGNITION

          Fee income, including discount fees, commitment fees, management, termination, success and set-up fees, is recognized in income over the periods earned under methods that approximate the effective interest method.

          Accrual of interest income on finance receivables is suspended when a loan is contractually delinquent for 90 days or more. The accrual of interest is renewed when the loan becomes contractually current, and past due interest income is recognized at that time.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     EARNINGS PER SHARE

          In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), replacing the presentation required under Accounting Principles Board Opinion No. 15, "Earnings Per Share." Under SFAS 128, basic earnings per share is based on the weighted average number of common shares outstanding excluding any dilutive effects of options, warrants and other dilutive securities, while diluted earnings per share reflects the assumed conversion of all dilutive securities. All prior period earnings per share have been restated to conform with SFAS 128. Earnings per share is not presented for periods prior to 1996 because it is not meaningful due to the partnership reporting basis of DEL and to the reorganization and offering described in Note 1.

     USE OF ESTIMATES

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Due to the variable rates associated with most of the Company's financial instruments, there are no significant differences between recorded values and fair values.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECLASSIFICATIONS

           Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

3.   FINANCE RECEIVABLES

          Finance receivables consisted of the following:

                                        DECEMBER 31,
                                 --------------------------
                                     1997          1996
                                 ------------   -----------
Accounts receivable program      $185,727,628   $86,875,670
Secured term loans                 64,960,510     2,453,258
                                 ------------   -----------
                                 $250,688,138   $89,328,928
                                 ============   ===========

          At December 31, 1997, loans totaling $1,433,644 were on non-accrual status. The Company anticipates that all of these loans will be collected in full, and therefore, there is no specific allowance for these loans. The average recorded investment in non-accrual loans during the year ended December 31, 1997 was $332,992. No interest income was recognized on any of these loans after they were placed on non-accrual status. There were no loans placed on non-accrual status during the year ended December 31, 1996.

4.   ALLOWANCE FOR LOSSES ON RECEIVABLES

          Activity in the allowance for losses on receivables was as follows:

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  1997         1996       1995
                                               ----------   ----------   -------
Beginning of period                            $1,078,992   $   66,840   $20,847
Allowance acquired from purchased finance
 receivables                                      260,000      356,036
Provision for losses on receivables             1,315,122      656,116    45,993
                                               ----------   ----------   -------
End of period                                  $2,654,114   $1,078,992   $66,840
                                               ==========   ==========   =======

INVESTMENT SECURITIES

          Marketable equity securities, consisting primarily of publicly traded common stock and related warrants, totaled $357,488 as of December 31, 1997, which reflected both the cost and market value at that date.

          Non-marketable equity securities, consisting primarily of common stock in privately held companies and related warrants, totaled $1,085,326 at December 31, 1997 and were carried at cost.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

6.  INVESTMENTS IN LIMITED PARTNERSHIPS

          In March 1997, the Company formed HealthCare Financial Partners-Funding II, L.P. ("Funding II, L.P."), a limited partnership in which HCFP Funding II, Inc., a wholly-owned subsidiary of the Company ("Funding II"), became the General Partner. Funding II, L.P. was established to develop a secured term lending program. In June 1997, using proceeds from the Company's secondary offering of shares of common stock to the public, Funding II acquired all of the limited partnership interests in Funding II, L.P., utilizing the purchase method of accounting, for a purchase price of $15.5 million. Funding II, L.P. was then liquidated. This payment reflected the fair value of the business and exceeded the book value by $1.6 million, which was recorded as goodwill, and is being amortized over ten years using a straight line method.

          In August 1997, the Company formed HealthCare Financial Partners - Funding III, L.P. ("Funding III, L.P."), a limited partnership in which HCFP Funding III, Inc., a wholly-owned subsidiary of the Company ("Funding III"), became the General Partner. Funding III, L.P. participated in a Department of Housing & Urban Development auction of a distressed mortgage loan portfolio. Funding III holds a 1% General and 49% Limited partnership interest in Funding III, L.P. and receives 60% of the income from the partnership's activities. The Company accounts for its investment in Funding III, L.P. under the equity basis of accounting, as it does not have sufficient control to warrant consolidation.

7.   BORROWINGS

          LINE OF CREDIT


          The Company maintains a revolving line of credit with Fleet Capital Corporation ("Fleet"). At December 31, 1997, the facility limit under this line of credit was $40,000,000; however, the Company was permitted to borrow up to $50,000,000 during 1997 and as of December 31, 1997. This agreement is in effect through March 2002, and will automatically renew for one-year periods thereafter, unless terminated by Fleet or the Company, subject to certain periods of notice as required in the agreement.

          The line of credit is collateralized by the Company's finance receivables. The rate of interest charged under the agreement is Fleet's prime rate, plus 1.25%, or the revolving credit LIBOR rate plus 2.75% determined at the option of the Company upon each additional draw, subject to certain limitations. In addition, the Company pays an unused line fee of .05% based on the average unused capacity in the line. For the years ended December 31, 1997 and 1996, the weighted average interest rate paid under the line of credit was 9.7% and 10.3%, respectively.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

7.   BORROWINGS (CONTINUED)

          COMMERCIAL PAPER FACILITY

          In December 1996, the Company committed to an asset-backed securitization facility (the "Commercial Paper Facility") with Holland Limited Securitization, Inc. ("HLS"), a multi-seller commercial paper issuer sponsored by ING Baring (U.S.) Capital Markets, Inc. ("ING"). The total borrowing capacity under this facility is $200,000,000, and $125,000,000 was authorized for use at December 31, 1997. Increases in the authorized borrowing capacity are at the Company's discretion and are subject to over-collateralization levels. The securitization facility expires in December 2001. However, the program may be terminated by the Company at any time after December 5, 1999.

          In connection with the Commercial Paper Facility, the Company formed a wholly-owned subsidiary, Wisconsin Circle Funding Corporation ("Wisconsin") to purchase receivables from the Company. Wisconsin pledges receivables on a revolving line of credit with HLS. HLS issues commercial paper or other indebtedness to fund the Commercial Paper Facility with Wisconsin. HLS is not affiliated with the Company or its affiliates. Interest is payable on the Commercial Paper Facility based on certain commercial paper rates combined with a monthly facility fee.

          The net assets of Wisconsin, totaling approximately $38,347,000 at December 31, 1997 and $10,637,000 at December 31, 1996 were restricted as over-collateralization to the Commercial Paper Facility, including approximately $14,306,000 and $7,568,000 of cash held at Wisconsin at December 31, 1997 and 1996, respectively. The weighted average rate paid, including the aforementioned facility fee, in 1997 and 1996 under the Commercial Paper Facility was 7.65% and 7.53%, respectively.

          WAREHOUSE FACILITY

          In June 1997, the Company and Funding II entered into a financing agreement (the "Warehouse Facility") with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") to securitize certain secured term loans. The Company had total borrowing capacity under the agreement of $50,000,000 at December 31, 1997. In February 1998, the capacity was increased to $100,000,000. The facility is in place until June 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement; however, previous loans securitized will remain outstanding until they have been fully repaid.

          In connection with this Warehouse Facility, Funding II formed a wholly-owned subsidiary, Wisconsin Circle II Funding Corporation ("Wisconsin II"), a single-purpose bankruptcy remote corporation, to purchase qualifying secured term loans from Funding II, which are subsequently securitized. The amount outstanding under the Warehouse Facility may not exceed 88% of the principal amount of the securitized loans. Additionally, under the terms of the agreement, Wisconsin II has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. Interest accrues under the Warehouse Facility at a rate of LIBOR plus 3.75% on the initial $50 million and LIBOR plus 3.0% on the second $50 million. For the year ended December 31, 1997, the weighted average rate paid under the Warehouse Facility was 9.16%.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

8.  STOCK OPTION PLANS

          During September 1996, the Company adopted the HealthCare Financial Partners, Inc. 1996 Stock Incentive Plan (the "Incentive Plan") and the HealthCare Financial Partners, Inc. 1996 Director Incentive Plan (the "Director Plan"). Under these plans, the Company has reserved 258,740 shares of common stock for future grants. Options issued under the Incentive Plan generally vest and become exercisable over a four- to five-year period following the grant date and expire ten years from the grant date. Options issued under the Director
Plan vest upon grant and are exercisable one year after the grant date.

          Under the Director Plan, during 1997, the Company granted certain directors, in lieu of director fees, 2,510 options with an exercise price below the market price at the grant date. These options fully vest one year from the grant date.

          Prior to adopting the aforementioned plans, in November 1995, the Company issued stock options to purchase 38,381 shares of the Company's common stock at an exercise price of $2.61 per share. The stock options expire in 2005 and are exercisable at December 31, 1997.

          In December 1994, the Company issued warrants providing the right to receive 379,998 shares of the Company's common stock for $500 of consideration which, in the opinion of management, approximated the fair value of the warrants at that date. The warrants were exercised in connection with the reorganization and offering described in Note 1.

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related interpretations in accounting for its stock-based compensation plans. In accordance with APB 25, no compensation cost is recognized for the Company's stock options where the exercise price equals the market price of the underlying stock on the date of grant.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

8.  STOCK OPTION PLANS (CONTINUED)

          In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which requires, for companies electing to continue to follow the recognition provisions of APB 25, pro forma disclosures of what net income and earnings per share would have been had the recognition provisions of SFAS 123 been adopted. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period. For the years ended December 31, 1997 and 1996, the Company's pro forma net income and earnings per share would have been:


                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                               1997         1996
                                            ----------    ---------

Pro forma net income                         $7,610,754   $494,648
                                             ==========   ========

Pro forma basic net income per share         $      .94   $    .12
                                             ==========   ========

Pro forma diluted net income per share       $      .92   $    .12
                                             ==========   ========


          The effects of applying SFAS 123 for pro forma disclosures are not likely to be representative of the effects for future years.

          For purposes of the pro forma disclosures above, the fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%; volatility factors of the expected market price of the Company's common stock of
 .519% in 1997 and .623% in 1996; risk-free interest rate of 6.0% for both years and expected option lives of five years.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

8. STOCK OPTION PLANS (CONTINUED)

          A summary of the Company's stock option activity for the years ended December 31 was as follows:

                                                   1997                       1996                    1995
                                          ---------------------     ----------------------   ----------------------
                                                       Weighted                   Weighted                 Weighted
                                                       Average                    Average                  Average
                                                       Exercise                   Exercise                 Exercise
                                          Options       Price       Options        Price      Options        Price
                                          --------     --------     -------       ---------   --------     --------
Outstanding - beginning of year            338,381      $10.57      38,381         $ 2.61
Granted                                    291,260       17.26     300,000          11.59      $38,381       $2.61
Exercised                                   (5,300)      11.05
Forfeited                                   (3,750)      11.28
                                           -------                 -------                    --------
Outstanding - end of year                  620,591                 338,381                      38,381
                                           =======                 =======                    ========

Outstanding - end of year
          Exercise price at $2.61           38,381        2.61      38,381           2.61       38,381        2.61
          Exercise price at $6.37            2,510        6.37
          Exercise prices at $11.05 to
           $13.50                          499,950       12.29     300,000          11.59
          Exercise price at $28.25          79,750       28.25
                                           -------                 -------                    --------
Total                                      620,591                 338,381                      38,381
                                           =======                 =======                    ========

Exercisable - end of year
          Exercise price at $2.61           38,381        2.61      38,381           2.61       38,381        2.61
          Exercise prices at $11.05 to
           $13.50                           61,336       11.57
Total                                      -------                 -------                    --------
                                            99,717                  38,381                      38,381
                                           =======                 =======                    ========


          The weighted average fair value of options granted during 1997 and 1996 was $7.62 and $6.76, respectively. The weighted average remaining contractual life of outstanding options as of December 31, 1997 was 8.96 years.

9.  EQUITY

          For each year presented, basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding during the years ended December 31, 1997 and 1996, was 8,087,857 and 4,030,416, respectively.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

9.  EQUITY (CONTINUED)

          For each year presented, diluted earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the year plus the number of dilutive common stock equivalents related to outstanding stock options at the end of each year. The number of dilutive common stock equivalents related to outstanding stock options at December 31, 1997 and 1996, was 222,254 and 25,156, respectively.

          The Company has authorized 10,000,000 shares of preferred stock. The rights and preferences of the preferred stock are established by the Board of Directors in its sole discretion. The specific rights and preferences have not been established and no preferred stock has been issued.

10.   LEASE COMMITMENTS

          The Company leases office space under noncancelable operating leases. The future minimum lease payments as of December 31, 1997 were as follows:

         1998                            $  487,000
         1999                               498,000
         2000                               514,000
         2001                               530,000
        Thereafter                          545,000
                                         ----------
                                         $2,574,000
                                         ==========

          Rent expense for the year ended December 31, 1997, 1996 and 1995 was $216,503, $118,400, and $156,720, respectively.

11.  INCOME TAXES

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As stated in
Note 2, DEL was a partnership under the Internal Revenue Code. Accordingly, income taxes are not material nor meaningful for years prior to 1996. Significant components of the Company's deferred tax assets as of December 31, were as follows:

                                                      1997         1996
                                                   -----------   --------
Deferred tax assets:
          Allowance for losses on receivables      $1,031,087    $381,462
          Amortization of goodwill                     10,733
          Depreciation                                 (6,511)
          Stock options                                 6,211
                                                   ----------    --------
                                                   $1,041,520    $381,462
                                                   ==========    ========


                      HEALTHCARE FINANCIAL PARTNERS, INC.

11.  INCOME TAXES (CONTINUED)

          Significant components of the provision for income taxes for the years ended December 31, were as follows:

                               1997          1996
                            -----------   ----------
Federal taxes               $4,539,321    $ 316,455
State taxes                    997,994       73,532
Deferred income taxes         (660,058)    (351,127)
                            ----------    ---------
          Income taxes      $4,877,257    $  38,860
                            ==========    =========

          The reconciliations of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31, were:

                                                          1997          1996
                                                       -----------   ----------
Income tax at statutory federal tax rate               $4,376,516    $ 193,264
State taxes, net of federal benefit                       592,270       26,261
Reversal of deferred tax assets valuation allowance                   (183,218)
Other                                                     (91,529)       2,553
                                                       ----------    ---------
Income taxes                                           $4,877,257    $  38,860
                                                       ==========    =========

          The reversal of the deferred tax asset valuation allowance in 1996 results from the Company's generation of sufficient taxable income to ensure the recoverability of deferred tax assets arising from the deductible temporary differences.

12.   RELATED PARTY TRANSACTIONS

          Prior to the reorganization and offering, the Company had an agreement with Funding, whereby Funding paid a monthly management fee for operational and management support provided. Management fees under this agreement were $400,000 for the year ended December 31, 1995.

13.   COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

          The Company earned fee income in excess of 10% of total fee income from one client, aggregating 11% of total fee income for the year ended December 31, 1996. For the year ended December 31, 1997, no one client accounted for 10% or more of total fee income.

          At December 31, 1997 and 1996, the Company had committed lines of credit to its clients of approximately $275,432,000 and $84,600,000 of which approximately $107,500,000 and $37,400,000, respectively were unused. The Company extends credit based upon qualified client receivables outstanding and is subject to contractual collateral and loan-to-value ratios.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

13.   COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK (CONTINUED)

          At December 31, 1997, outstanding finance receivables to three clients comprised approximately 14% of the total finance receivable portfolio. At December 31, 1996, outstanding finance receivables to seven clients comprised approximately 50% of the total finance receivable portfolio.

          The Company has provided one-year letter of credit guarantees to three clients totaling $4.8 million, which are substantially collateralized by finance receivables. If the clients were to default on their commitments, the Company would be responsible to meet the client's financial obligation. The revenue earned by the Company is being recognized ratably over the life of the letters of credit by the effective interest method. Additionally, the Company has extended a corporate guarantee of $1 million on behalf of a client. If that client were to default on its obligation, the Company would be similarly liable. The Company recognizes the revenue earned on this guarantee ratably over the one year life of the guarantee using the effective interest method. The Company currently does not anticipate that it will be required to fund any of these commitments.

14.   PURCHASE OF FUNDING

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

          The financial statements of the Company for 1996 are consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The pro forma results of operations following reflect the operating results of the Company for the years ended December 31, 1996 and 1995 as if the acquisition of Funding had occurred on January 1, 1995, and Funding operations were included with the Company.

                                            1996         1995
                                         ----------   ----------
Net fee and interest income              $8,607,409   $4,583,607
Provision for losses on receivables         656,116      217,388
Net operating expenses                    4,987,742    2,844,505
                                         ----------   ----------
          Net income                     $2,963,551   $1,521,714
                                         ==========   ==========


                      HEALTHCARE FINANCIAL PARTNERS, INC.

14.   PURCHASE OF FUNDING (CONTINUED)

The stand-alone results of operations of Funding for the period January 1, 1996 to November 26, 1996 (date of acquisition by the Company of Funding) were as follows:

Net fee and interest income                 $ 6,588,579
Provision for losses on receivables             537,805
Net operating expenses                        1,604,389
                                            -----------
          Income before income taxes
           and deduction
          of preacquisition earnings        $ 4,446,385
                                            ===========

15. HEALTHCARE FINANCIAL PARTNERS, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION


                                                  DECEMBER 31,
                                         ---------------------------
BALANCE SHEET                                1997           1996
                                         -------------  ------------

Assets:

Cash and cash equivalents                 $    65,294     $    35,442
Investment in subsidiaries                 87,338,737      26,986,465
Other                                         608,921           3,373
                                           ----------     -----------
          Total Assets
                                          $88,012,952     $27,025,280
                                          ===========     ===========


Liabilities and Equity:

Accounts payable and accrued expenses     $   182,764     $   304,304
Stockholders' equity                       87,830,188      26,720,976
                                           ----------     -----------
          Total Liabilities and Equity    $88,012,952     $27,025,280
                                           ==========     ===========

                                            YEAR ENDED DECEMBER 31,
                                           -------------------------
STATEMENT OF OPERATIONS                        1997         1996
                                           -----------    -----------

Income                                    $  2,576,597     $ 1,401,025

Operating expenses                           2,419,875       1,784,272
                                           -----------     -----------


Income (loss) before income taxes and
 equity in undistributed earnings of
 subsidiary                                    156,722        (383,247)


Income tax expense                               1,485          27,358
                                           -----------     -----------
Income (loss) before equity in
 undistributed earnings of subsidiary          155,237        (410,605)
Equity in undistributed earnings of
 subsidiaries                                7,839,611         940,167
                                           -----------     -----------
Net income                                $  7,994,848     $   529,562
                                           ===========     ===========


                      HEALTHCARE FINANCIAL PARTNERS, INC.

15. HEALTHCARE FINANCIAL PARTNERS, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION (CONTINUED)

                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------
STATEMENT OF CASH FLOWS                              1997         1996
                                                 -----------   ------------

OPERATING ACTIVITIES

Net  income                                    $   7,994,848   $    529,562
Adjustments to reconcile net income to
 net cash used by operations:

 Depreciation                                        113,550         54,401
 Stock compensation                                   15,989
 Equity in undistributed earnings of
  subsidiary                                      (7,839,611)      (940,167)
 Other                                              (840,638)        76,627
                                               -------------   ------------


  Net cash used by operating activities             (555,862)      (279,577)


INVESTING ACTIVITIES
Increase in investment in subsidiary             (52,512,661)   (26,046,298)
Payment of amounts due to affiliates                               (149,537)
Other                                                              (221,330)
                                                ------------   ------------
  Net cash used in investing activities          (52,512,661)   (26,417,165)


FINANCING ACTIVITIES
Issuance of common stock and warrants             53,098,375     26,732,184
                                               -------------   ------------
  Net cash provided by financing
   activities                                     53,098,375     26,732,184
                                               -------------   ------------

Increase in cash and cash equivalents                 29,852         35,442
Cash and cash equivalents at beginning
 of year                                              35,442
                                               -------------   ------------
Cash and cash equivalents at end of year       $      65,294   $     35,442
                                               =============   ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Although not dissatisfied with the performance of McGladrey & Pullen, L.L.P., the Company's Board of Directors determined that, in contemplation of becoming a publicly-owned company, the Company would be better served by the engagement of a big-six accounting firm. According, on June 21, 1996, the Company dismissed McGladrey & Pullen, LLP, and subsequently decided to engage Ernst & Young LLP, as the Company's independent accountants for the year beginning January 1, 1996. The reports of McGladrey & Pullen, LLP, for the years ended December 31, 1995 and 1994 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. During such years and for the period January 1, 1996 through June 21, 1996 there was no disagreement with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During the Company's two most recent fiscal years and during the current fiscal year prior to its engagement, neither the Company nor anyone acting on its behalf consulted Ernst & Young LLP, regarding either the application of accounting principles to a specified transaction (either completed or proposed) or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III
                                    --------

          The Proxy Statement for the Annual Meeting of Stockholders to be held May 29, 1998 (other than the portions thereof not deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934), which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the information required under Part III (Items 10, 11, 12 and 13).

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)       1.    Financial Statements.  See Index to Financial Statements in Item
8 hereof.

The financial statement schedules are either not applicable or the information is otherwise included in the footnotes to the financial statements.

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER         DESCRIPTION
--------------------------------------------------------------------------------
    2.1   -    Assignment and Assumption of Partnership Interest, dated as of
               November 21, 1996, between the Company and HealthPartners
               Investors, L.L.C.(1)
    3.1   -    Amended and Restated Certificate of Incorporation of the
               Company.(1)
    3.2   -    Amended and Restated Bylaws of the Company.(1)
    4.1   -    Specimen Common Stock certificate.(1)
    4.2   -    See Exhibits 3.1 and 3.2 for the provisions of the Company's
               Amended and Restated Certificate of Incorporation and Amended and
               Restated Bylaws governing the rights of holders of securities of the Company.
   10.1   -    Employment Agreement, dated as of January 1, 1996, between the
               Company and John K. Delaney, as amended September 19, 1996.(1)
   10.2   -    Employment Agreement, dated as of January 1, 1996, between the
               Company and Ethan D. Leder, as amended September 19, 1996.(1)
   10.3   -    Employment Agreement, dated as of January 1, 1996, between the
               Company and Edward P. Nordberg, Jr.(1)
   10.4   -    HealthCare Financial Partners, Inc. 1996 Incentive Stock Plan,
               together with form of Incentive Stock Option award.(1)
   10.5   -    HealthCare Financial Partners, Inc. 1996 Director Stock Option
               Plan.(1)
   10.6   -    Form of Indemnification Agreement between the Company and each of its directors and executive officers.(1)
   10.7   -    Form of Registration Rights Agreement between the Company and certain stockholders.(1)
   10.8   -    Marketing Services Agreement, dated as of November 1, 1995, among
               HealthPartners Funding, L.P., the Company and Steven Silver and
               assignment by Steven Silver to Medical marketing and Services,
               Inc. dated January 1, 1996.(1)
   10.9   -    Loan and Security Agreement, dated as of November 27, 1996, between Fleet Capital Corporation and HCFP Funding, Inc.(3)
  10.10   -    Office Lease, dated January 4, 1996, between Two Wisconsin Circle
               Joint Venture and the Company, as amended on July 26, 1996 and August 13, 1996.(1)

   10.11 Software Purchase and License Agreement, dated as of September 1, 1996, between Creative Systems, L.L.C. and the Company.(1)
   10.12 Amended and Restated Limited Partnership Agreement of HealthPartners Funding, L.P., dated as of December 1, 1995, among the Company, Farrallon Capital Partners, L.P. and RR Capital Partners, L.P., as amended and assigned on March 28, 1996.(1)
   10.13 Limited Partnership Agreement of HealthCare Financial Partners - Funding II, L.P. dated as of March 5, 1997 between HCFP Funding II, Inc., as general partner and HealthPartners Investors II, LLC, as limited partner, and Guaranty Agreement dated as of March 5, 1997 between HealthCare Financial Partners, Inc. and HealthPartners Investors II, LLC.(2)
   10.14 Receivables Loan and Security Agreement dated as of December 5, 1996 among Wisconsin Circle Funding Corporation, as Borrower, HCFP Funding, Inc. as Servicer, Holland Limited Securitization, Inc., as Lender, and ING Baring (U.S.) Capital Markets, Inc. and Purchase and Contribution Agreement dated as of December 5, 1996 between HCFP Funding, Inc. and Wisconsin Circle Funding Corporation.(3)
   10.15 Employment Agreement between the Company and Hilde M. Alter, dated as of July 1, 1997.(4)
   10.16 Employment Agreement between the Company and Steven M. Curwin, dated as of September 1, 1997.(4)
   10.17 Employment Agreement between the Company and Steven I. Silver, dated as of October 1, 1996.(4)
   10.18 Amendment No. 1 to Employment Agreement between the Company and Steven I. Silver, dated as of July 1, 1997.(4)
   10.19 Purchase and Sale Agreement dated as of June 27, 1997 between HCFP Funding II, Inc., as Seller, and Wisconsin Circle II
               Funding Corporation, as Buyer; Pooling and Servicing Agreement dated as of June 27, 1997 among Wisconsin Circle II Funding Corporation, as Transferor, HCFP Funding II, Inc. as Servicer and First Bank National Association, as Trustee; Certificate Purchase Agreement dated as of June 27, 1997 among Wisconsin Circle II Funding Corporation, as Transferor, and The Purchasers described therein; Appendix - Definitions; and Guarantee by HealthCare Financial Partners, Inc.(5)
   10.20 Assignment and Assumption Agreement by and among HealthPartners Investors II, LLC, HCFP Funding, Inc., and HealthCare Financial Partners, Inc.(6)
   10.21 First Supplemental Pooling and Servicing Agreement dated as of August 21, 1997 among Wisconsin Circle II Funding Corporation, HCFP Funding II, Inc. and U.S. Bank National Association.
   10.22 Second Supplemental Pooling and Servicing Agreement dated as of September 22, 1997 among Wisconsin Circle II Funding Corporation, HCFP Funding II, Inc. and U.S. Bank National Association.
   10.23 Modification Agreement dated January 15, 1998 among Wisconsin Circle II Funding Corporation, HCFP Funding II, Inc., Credit Suisse First Boston Mortgage Capital, LLC, HealthCare Financial Partners, Inc. and U.S. Bank National Association.
   10.24 Second Modification Agreement dated February 6, 1998 among Wisconsin Circle II Funding Corporation, HCFP Funding II, Inc., Credit Suisse First Boston Mortgage Capital, LLC, HealthCare Financial Partners, Inc. and U.S. Bank National Association.
   10.25 First Amendment Agreement dated as of December 30, 1997 among Wisconsin Circle Funding Corporation, HCFP Funding, Inc., ING Baring (U.S.) Capital Markets, Inc. and Holland Limited Securitization, Inc.
   10.26 Amendment No. 3 to Office Lease dated July 17, 1997, between Two Wisconsin Circle Joint Venture and HealthCare Financial Partners, Inc.
   10.27 Amendment to Loan and Security Agreement dated as April 15, 1997 among Fleet Capital Corporation and HCFP Funding, Inc.
   21.1        List of Subsidiaries of the Registrant.

---------------------
(1) Incorporated by reference to the document filed under the same Exhibit number to the Company's Registration Statements on Form S-1 (No. 333-12479).
(2) Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Report 8-K filed with the Commission on March 13, 1997.
(3) Incorporated by reference to the document filed under the same Exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(4) Incorporated by reference to the document filed under the same Exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(5) Incorporated by reference to the documents filed under Exhibit numbers 10.15, 10.16, 10.17, 10.18 and 10.19 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 1997.
(6) Incorporated by reference to the document filed under Exhibit number 99.2 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 1997.

Reports on Form 8-K.

      None.

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          HEALTHCARE FINANCIAL PARTNERS, INC.

DATE:  February 19, 1998                      /s/ Edward P. Nordberg, Jr.
                                          ----------------------------------
                                         By:  EDWARD P. NORDBERG, JR.
                                              Executive Vice President and
                                              Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 DATE:  February 19, 1998                       /s/ John K. Delaney
                                          -------------------------------------
                                                    JOHN K. DELANEY
                                         Chairman of the Board, Chief Executive
                                            Officer and Director (principal
                                                   executive officer)

DATE:  February 19, 1998                           /s/ Ethan D. Leder
                                         -------------------------------------
                                                       Ethan D. Leder
                                         Vice-Chairman of the Board, President
                                                      and Director

DATE:  February 19, 1998                      /s/ Edward P. Nordberg, Jr.
                                         -------------------------------------
                                                EDWARD P. NORDBERG, JR.
                                            Executive Vice President, Chief
                                                   Financial Officer
                                           and Director (principal financial
                                                        officer)

DATE:  February 19, 1998                           /s/ Hilde M. Alter
                                         -------------------------------------
                                                     HILDE M. ALTER
                                            Treasurer (principal accounting
                                                        officer)

DATE:  February 19, 1998                        /s/ Geoffrey E.D. Brooke
                                         -------------------------------------
                                                  GEOFFREY E.D. BROOKE
                                                       (Director)

DATE:  February 19, 1998                           /s/ John F. Dealy
                                         -------------------------------------
                                                     JOHN F. DEALY
                                                       (Director)