Form 10-Q
period 1998-03-31
HEALTHCARE FINANCIAL PARTNERS INC
filed 1998-05-15
CIK 1023300

--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1998

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

        2 Wisconsin Circle, Suite 400
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

                  Yes    X                   No
                      -------                   -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)               13,342,215 as of March 31, 1998

--------------------------------------------------------------------------------

                      HEALTHCARE FINANCIAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 1998
         and December 31, 1997 (Unaudited)..........................................................   1

         Condensed Consolidated Statements of Income for the three
         months ended March 31, 1998 and March 31, 1997 (Unaudited).................................   2

         Condensed Consolidated Statements of Equity for the
         year and three months ended December 31, 1997 and March 31, 1998 (Unaudited)...............   3

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 1998 and March 31, 1997 (Unaudited)........................................   4

         Notes to Condensed Consolidated Financial Statements (Unaudited)...........................   5

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............................................   7

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings..........................................................................  13

 Item 2. Changes in Securities......................................................................  13

 Item 3. Defaults Upon Senior Securities............................................................  13

 Item 4. Submission of Matters to a Vote of Security Holders........................................  13

 Item 5. Other Information..........................................................................  13

 Item 6. Exhibits and Reports on Form 8-K...........................................................  13

 SIGNATURES.........................................................................................  14

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                               ASSETS                                   March 31,    December 31,
                                                                          1998           1997
                                                                      -------------  -------------
Cash and cash equivalents                                              $ 22,535,761   $ 18,668,703
Finance receivables                                                     302,367,986    250,688,138
Less:
   Allowance for losses on receivables                                    3,305,128      2,654,114
   Unearned fees                                                          3,579,675      3,161,237
                                                                       ------------   ------------
       Net finance receivables                                          295,483,183    244,872,787
Deferred income taxes                                                     1,284,665      1,041,520
Property and equipment, net                                               1,120,125        416,284
Goodwill                                                                  1,696,441      1,740,097
Prepaid expenses and other assets                                         6,957,920      5,615,555
                                                                       ------------   ------------
       Total assets                                                    $329,078,095   $272,354,946
                                                                       ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                         $ 19,384,923   $ 40,157,180
Commercial paper facility                                                19,126,743    101,179,354
Warehouse facility                                                       44,767,800     27,932,520
Client holdbacks                                                          5,862,486      6,173,260
Accounts payable to clients                                                 695,714        834,367
Income taxes payable                                                      2,585,226      5,138,144
Due to related parties                                                    1,673,889              -
Accounts payable and accrued expenses                                     4,196,462      2,217,947
Notes payable                                                                92,414        115,286
Accrued interest                                                            846,983        776,700
                                                                       ------------   ------------
       Total liabilities                                                 99,232,640    184,524,758

Stockholders' equity
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized; none outstanding
   Common stock, par value $.01 per share; 30,000,000 shares
     authorized; 13,342,215 and 9,670,291 shares issued and
     outstanding, respectively                                              133,422         96,703
   Paid-in-capital                                                      218,019,114     79,784,045
   Retained equity                                                       11,570,002      7,949,440
   Unrealized holding gain on investment securities
     available-for-sale, net of tax                                         122,917
                                                                       ------------   ------------
       Total stockholders' equity                                       229,845,455     87,830,188
                                                                       ------------   ------------
       Total liabilities and stockholders' equity                      $329,078,095   $272,354,946
                                                                       ============   ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       Three Months Ended
                                                       ------------------
                                                            March 31,
                                                            ---------
                                                        1998         1997
                                                     -----------  -----------

Fee and interest income:
   Fee income                                        $ 4,108,204   $2,570,411
   Interest income                                     8,196,576    1,917,922
                                                     -----------   ----------
Total fee and interest income                         12,304,780    4,488,333
Interest expense                                       3,800,254    1,133,156
                                                     -----------   ----------
Net fee and interest income                            8,504,526    3,355,177
Provision for losses on receivables                      651,014      150,000
                                                     -----------   ----------
Net fee and interest income after provision
   losses on receivables                               7,853,512    3,205,177
Operating expenses:
   Compensation and benefits                           1,116,334      771,538
   Commissions                                            48,206       30,421
   Professional fees                                     178,081      173,417
   Occupancy                                             123,669       47,509
 Other                                                 1,147,367      843,598
                                                     -----------   ----------
Total operating expenses                               2,613,657    1,866,483
Other income                                             821,478      429,399
                                                     -----------   ----------
Income before income taxes                             6,061,333    1,768,093
Income taxes                                           2,440,771      647,089
                                                     -----------   ----------
Net income                                           $ 3,620,562   $1,121,004
                                                     ===========   ==========

Basic earnings per share                             $       .35   $      .18
                                                     ===========   ==========
Weighted average shares outstanding                   10,283,279    6,214,991
                                                     ===========   ==========

Diluted earnings per share                           $       .34   $      .18
                                                     ===========   ==========
Diluted weighted average shares outstanding           10,668,910    6,320,482
                                                     ===========   ==========


                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
                                  (UNAUDITED)


                                                                                      Accumulated
                                                                        Retained         Other
                                             Common       Paid-in       Earnings     Comprehensive      Total
                                              Stock       Capital       (Deficit)       Income         Equity
                                              -----       -------       ---------       ------         ------
Balance at December 31, 1996                 $ 62,150   $ 26,704,234   $   (45,408)                  $ 26,720,976

Net and Comprehensive Income                                             7,994,848                      7,994,848

Issuance of 3,450,000 shares of $.01
  par value common stock                       34,500     53,005,310                                   53,039,810

Common stock issuable under
  directors' option plan                                      15,989                                       15,989

Common stock issued under
  employee option plans                            53         58,512                                       58,565
                                             --------   ------------   -----------   -------------   ------------

Balance at December 31, 1997                   96,703     79,784,045     7,949,440                     87,830,188
                                                                                                     ------------

Net income                                                               3,620,562                      3,620,562

Unrealized holding gain on investment
  securities available-for-sale, net of
   tax                                                                                     122,917        122,917
                                                                                                     ------------

Comprehensive Income                                                                                    3,743,479
                                                                                                     ------------

Issuance of 3,657,500 shares of $.01
  par value common stock                       36,575    137,895,839                                  137,932,414

Common stock issuable under
  directors' option plan                                       3,990                                        3,990

Common stock issued under employee
  option plans                                    144        335,240                                      335,384
                                             --------   ------------   -----------   -------------   ------------

Balance at March 31, 1998                    $133,422   $218,019,114   $11,570,002   $     122,917   $229,845,455
                                             ========   ============   ===========   =============   ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Three months Ended March 31,
                                                                      ------------------------------
                                                                           1998            1997
                                                                      --------------  --------------
Operating activities
  Net income                                                           $  3,620,562    $  1,121,004
  Adjustments to reconcile net income to
    net cash provided by operations:
    Depreciation                                                             43,023          22,414
    Amortization of goodwill                                                 43,656
    Stock compensation plan                                                   3,990
    Provision for losses on receivables                                     651,014         150,000
    Deferred income taxes                                                  (243,145)        (97,845)
    Changes in assets and liabilities:
      Increase in accounts payable to related parties                     1,673,889       8,029,700
      Increase in prepaid expenses and other                               (165,122)       (512,433)
      Decrease in income taxes payable                                   (2,384,036)
      Increase (decrease) in accrued interest                                70,282         (99,408)
      Increase (decrease)  in accounts payable and accrued expenses       1,839,862        (916,243)
                                                                       ------------    ------------
        Net cash provided by operating activities                         5,153,975       7,697,189
Investing activities
  Increase in net finance receivables                                   (51,958,843)    (26,051,168)
  Increase in investment in limited partnership                            (499,872)
  Purchase of property and equipment, net                                  (746,864)        (61,124)
  Purchase of investment securities                                        (167,794)
                                                                       ------------    ------------
        Net cash used in investing activities                           (53,373,373)    (26,112,292)
Financing activities
  Net (payments) borrowings  under line of credit                       (20,772,257)     11,709,028
  Net (payments) borrowings under
    commercial paper facility                                           (82,052,611)      7,560,407
  Net borrowings under warehouse facility                                16,835,280
  Issuance of common stock                                              138,098,916
  (Decrease) increase in notes payable                                      (22,872)          7,042
  Distributions to limited partners, net                                                   (317,993)
                                                                       ------------    ------------
      Net cash provided by financing activities                          52,086,456      18,958,484
                                                                       ------------    ------------
  Net increase in cash and cash equivalents                               3,867,058         543,381
  Cash and cash equivalents at beginning of period                       18,668,703      11,734,705
                                                                       ------------    ------------
  Cash and cash equivalents at end of period                           $ 22,535,761    $ 12,278,086
                                                                       ============    ============

 Supplemental disclosure of cash flow information
   Cash payments for interest                                          $  3,729,971    $  1,232,564
                                                                       ============    ============
   Cash payments for income taxes                                      $  5,067,952    $    470,263
                                                                       ============    ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation

     The condensed consolidated financial statements of HealthCare Financial Partners, Inc. (the "Company") for 1997 include the accounts of the Company and the accounts of its wholly-owned subsidiaries, HCFP Funding, Inc., HCFP Funding II, Inc., HCFP Funding III, Inc., Wisconsin Circle Funding Corporation, Wisconsin Circle II Funding Corporation, and HealthCare Analysis Corporation. For 1998, they also included a newly formed wholly-owned subsidiary, HCFP REIT Management, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's principal activity is providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

     On February 9, 1998, the Company announced the formation of HealthCare Financial Partners REIT, Inc., an entity that will elect to be taxed as a real estate investment trust (the "HCFP REIT"). Effective March 1998, the Company formed HCFP REIT Management, Inc., a wholly owned subsidiary. This subsidiary was formed to manage the HCFP REIT, and will be compensated on a fee basis for management services. The Company's management believes that the HCFP REIT represents an effective means for the Company to enhance its client relationships by referring such clients' long-term real estate financing needs to the HCFP REIT.

     The HCFP REIT will initially fund its operations with the net proceeds of a private offering (the "REIT Offering") which closed on May 6, 1998. The proceeds were $136,950,000. The Company purchased a 9.2% ownership position in the REIT Offering. The Company's management anticipates that the HCFP REIT will invest in financing products not offered by the Company, which include permanent (long-term) mortgage loans, real estate, purchase-leaseback transactions and other income-producing real estate-related assets in the healthcare industry.

     On March 17, 1998, the Company closed an equity offering in which it sold 3,657,500 shares of common stock and raised $137,932,414 (after underwriters' discount and offering expenses).

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these condensed consolidated financial statements.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2.   Significant Accounting Policies

    Cash and cash equivalents

     Cash and cash equivalents includes cash and other liquid financial instruments with an original maturity of three months or less.

    Earnings per share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), replacing the presentation required under Accounting Principles Board Opinion No. 15, "Earnings Per Share." Under SFAS 128, basic earnings per share is based on the weighted average number of common shares outstanding excluding any dilutive effects of options, warrants and other dilutive securities, while diluted earnings per share reflects the assumed conversion of all dilutive securities. For the periods presented herein, all dilutive shares were attributable to outstanding options. All prior period earnings per share have been restated to conform with SFAS 128.

3.   Borrowings

     In February 1998, the Company and HCFP Funding II, Inc. increased the limits on its financing agreement with Credit Suisse First Boston Mortgage Capital, LLC under which it securitizes certain loans under the Company's Secured Term Loan Program from $50 million to $100 million.

4.   Recent Accounting Pronouncements

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or loses on the Company's investment securities available-for-sale, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     During the first quarters of 1998 and 1997, total comprehensive income amounted to $3,743,479 and $1,121,004, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based financing to healthcare providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practices. The Company targets small and middle market healthcare service providers with financing needs that range from $100,000 to $10 million in healthcare sub-markets where growth, consolidation or restructuring appear likely in the near to medium term. The Company had 206 clients as of March 31, 1998, of which 80 were affiliates of one or more clients. The average amount outstanding per client or affiliated client group at March 31, 1998 was approximately $2.0 million. For the three month period ended March 31, 1998, the Company's net income was $3.6 million and for the three month period ended March 31, 1997, the Company's net income was $1.1 million.

    The Company currently provides financing to its client through (i) revolving lines of credit secured by, and advances against, accounts receivable (the "Accounts Receivable Program"), and (ii) term loans (accompanied, in certain cases, by warrants) secured by first or second liens on real estate, accounts receivable or other assets (the "STL Program"). Loans under the STL Program are often made in conjunction with financing provided under the Accounts Receivable Program. To date, the Company has not incurred any credit losses in either program, although it periodically makes provisions for possible future losses in the ordinary course of its business.

    The Company has implemented a plan designed to ensure that all software used by the Company in connection with its services will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company does not anticipate that execution of this plan will have a material effect on its operating results. However, the Company believes that some of its clients and payors may not have implemented such programs. The failure by clients and payors to implement necessary software changes may disrupt client billing and reimbursement cycles and adversely affect clients' cash flow and collectibility of pledged accounts receivable. The Company is unable to predict the effects that any such failure may have on the financial condition and results of the operations of the Company.

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

Results of Operations

Three Month Period ended March 31, 1998 Compared to the Three Month Period Ended March 31, 1997

    Total fee and interest income increased from $4.5 million for the three month period ended March 31, 1997 to $12.3 million for the three month period ended March 31, 1998, an increase of 174.2%. The increase principally resulted from an increase of $184.2 million in average finance receivables outstanding due to the Company's growth in the Accounts Receivable and STL Programs during the period. Interest earned from the Accounts Receivable and STL Programs increased from $1.9 million for the three month period ended March 31, 1997 to $8.2 million for the three month period ended March 31, 1998, which accounted for $6.3 million of the $7.8 million growth in total fee and interest income between the periods. The Company increased its client base in the Accounts Receivable Program from 129 clients at March 31, 1997 to 188 clients at March 31, 1998. Additionally, existing clients increased their average borrowings from the Company in three month period ended March 31, 1998 as compared to the prior year. The yield on finance receivables decreased slightly from 17.2% for the three month period ended March 31, 1997 to 17.1% for the three month period ended March 31, 1998. Therefore, the increase in fee and interest income was due to growth in the volume of finance receivables.

    The yields on the Accounts Receivable Program for the three month periods ended March 31, 1998 and 1997 were 16.8% and 16.5%, respectively. The yields on the STL Program for the same periods were 17.6% and 23.2%, respectively. The decrease of 560 basis points for the STL Program noted for the periods being compared stems from the composition of the STL Program during these periods; at March 31, 1997, there were 20 clients in the program, and the majority had loans with terms of less than six months, resulting in a higher proportion of the yield being generated from commitment fee amortization. At March 31, 1998, there were 46 clients in the STL Program with the average loan term being two years, and commitment fees were being amortized over this longer average loan term. The Company generally expects the yields under the Accounts Receivable Program to be greater than STL Program yields; however, for the first quarter of 1998, the yields for the respective programs were 16.8% and 17.6%. The higher than expected STL Program yield was attributable to the acceleration in the recognition of deferred commitment fees on loans that paid off prior to their maturity date.

    Interest expense increased from $1.1 million for the three month period ended March 31, 1997 to $3.8 million for the three month period ended March 31, 1998, and the Company's average cost of borrowed funds decreased from 8.2% for the three month period ended March 31, 1997 to 8.1% for the three month period ended March 31, 1998, as a result of utilizing a lower-cost commercial paper facility for a greater proportion of the borrowings for the 1998 period. See "Liquidity and Capital Resources". The increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables, net fee and interest income increased 153.5%, from $3.4 million for the three month period ended March 31, 1997 to $8.5 million for the three month period ended March 31, 1998. The decreased yield on finance receivables resulted in a decrease in the annualized net interest margin from 12.8% for the three month period ended March 31, 1997 to 11.8% for the three month period ended March 31, 1998.

    The Company's provision for losses on receivables increased from $150,000 for the three month period ended March 31, 1997 to $651,014 for the three month period ended March 31, 1998. This increase is attributable to the growth of the Company's finance receivables and the size of the Company's average client balance, which increased to approximately $2.0 million, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. In addition, this increase included a $100,000 in a specific reserve with respect to one loan that the Company is currently liquidating. The Company experienced no credit losses in either period.

    Operating expenses increased from $1.9 million for the three month period ended March 31, 1997 to $2.6 million for the three month period ended March 31, 1998, a 40% increase. This increase was the result of a 44.7% increase in compensation and benefits due to hiring additional personnel to support the Company's growth, as well as to prepare for the management of the HCFP REIT. The large increase in personnel resulted in the need to lease additional office space. As a result, occupancy costs increased by 160.3%. The Company also experienced an increase of 36.0% in other operating costs, all as a result of the expansion of the Company's operations.

    Other income increased from $429,399 for the three month period ended March 31, 1997 to $821,478 for the three month period ended March 31, 1998. The increase in other income was largely attributable to partnership income of $499,873 in 1998. This partnership income resulted from the foreclosure on, and subsequent sale of, a mortgage held by HCFP Funding III, L.P. ("Funding III, L.P."). Funding III, L.P. is a limited partnership in which HCFP Funding III, Inc., a wholly-owned subsidiary of the Company (Funding III), is the General Partner. Funding III, L.P. participated in a Department of Housing & Urban Development auction of a distressed mortgage loan portfolio, from which it purchased four loans. Funding III holds a 1% general and a 49% limited partnership interest in Funding III, L.P., and receives 60% of the income from the partnership's activities, which is included in other income.

    In 1997, documentation and closing fees were also included in other income. Beginning in 1998, these internal legal fees are being offset against direct legal expenses, and the net amount is being amortized over the terms of the associated finance receivables as an element of yield on the loans. Thus, documentation and closing fees are no longer included in other income beginning in 1998.

    Net income increased from $1.1 million for the three month period ended March 31, 1997 to $3.6 million for the three month period ended March 31, 1998 a 223.0% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.


Excess Collateral

    The Company's primary protection against credit losses on its Accounts Receivable Program is the excess collateral that it takes which consists of client accounts receivable due from third-party payors which collateralize revolving lines of credit secured by, and advances against, accounts receivable. The Company obtains a first priority security interest in all of the clients' accounts receivable, including receivables not financed by the Company. As a result, amounts loaned or advanced to clients with respect to specific accounts receivable are cross-collateralized by the Company's security interest in other accounts receivable of the clients.


    With respect to revolving lines of credit secured by accounts receivable, the Company will extend credit only up to a maximum percentage, ranging from 65% to 85%, of the estimated net collectible value of the accounts receivable due from third-party payors. The Company obtains a first priority security interest in all of the clients' accounts receivable, and may apply payments received with respect to the full amount of the clients' accounts receivable to offset any amounts due from the clients. The estimated net collectible value of the clients' accounts receivable thus exceeds at any time balances under lines of credit secured by such accounts receivable.

    With respect to advances against accounts receivable, the Company purchases the clients' accounts receivable at a discount from the estimated net collectible value of the accounts receivable. The Company will advance only 65% to 85% of the purchase price (which is equal to aggregate net collectible value minus a purchase discount) of any batch of accounts receivable purchased. The excess of the purchase price for a batch of receivables over the amount advanced with respect to such batch (a "client holdback") is treated as a reserve and provides additional security to the Company, insofar as holdback amounts may be applied to offset amounts due with respect to the related batch of client receivables, or any other batch of client receivables. As is the case with the revolving lines of credit, the Company obtains a first priority security interest in all of the clients' accounts receivable.

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


Turnover


    The Company's results of operations are affected by its collections of client accounts receivable. The Company's turnover of its finance receivables in its Accounts Receivable Program, calculated by dividing total collections of client accounts receivable for each of the following quarters by the average month-end balance of finance receivables during such quarter, was 2.6x for both the quarters ended March 31, 1998 and 1997.


Liquidity and Capital Resources


    Cash flows resulting from operating activities provided sources of cash amounting to $5.2 million for the three month period ended March 31, 1998. This compares to operating cash flows of $7.7 million for the three month period ended March 31, 1997. The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities include cash payments for compensation and employee benefits, rent expense, and other administrative expenses. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its Accounts Receivable and STL Programs.

    The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. Financing has been obtained from both debt and equity sources. The debt financing has been generated from draws on the a $40 million revolving line of credit (the "Bank Facility"), with Fleet Capital Corporation ("Fleet"), the sale of commercial paper through an investment grade asset-backed commercial paper facility (the "CP Facility") with ING Baring (US) Capital Markets ("ING") which enables the Company to borrow up to $200 million, and a $100 million revolving warehouse line of credit (the "Warehouse Facility") with Credit Suisse First Boston Mortgage Capital, LLC. The source of equity financing during the first three months of 1998 was the sale of 3,657,500 shares of common stock to the public, which raised $137.9 million. During 1997 the Company sold 3,450,000 shares of common stock to the public and raised $53.4 million.

    The Bank Facility is a revolving line of credit. The interest rates payable by the Company under the Bank Facility adjust, based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. As of March 31, 1998 and December 31, 1997, $19.4 and $40.2 million, respectively, were outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5.0 million and a ratio of total debt to equity of not more than 3.0 to 1.0.

In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined by the Bank Facility agreement) in excess of $1.0 million. The inter-creditor arrangements entered into in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio. At March 31, 1998, the Company was in compliance with all of its covenants under the Bank Facility. The expiration date for the Bank Facility is March 29, 2002, subject to automatic renewal for one-year periods thereafter unless terminated by either party which requires six months prior written notice.

  In December 1996, the Company entered into an agreement with ING for $100 million commitment under the CP Facility. On December 30, 1997, that commitment was increased to $200 million. As of March 31, 1998, $19.1 million of commercial paper was outstanding under the CP Facility. As of December 31, 1997, $101.2 million of commercial paper was outstanding under the CP Facility. The CP Facility requires the Company to transfer advances and related receivables under its Accounts Receivable Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. The CP Facility generally requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $50 million. At March 31, 1998, the Company was in compliance with all of its covenants under the CP Facility. The maturity date for the CP Facility is December 5, 2001. However, the CP Facility may be terminated by the Company at any time after December 5, 1999, without penalty.

  On June 27, 1997, the Company entered into an agreement with CSFB under the Warehouse Facility. Under the terms of the Warehouse Facility, the Company is able to securitize certain loans under the Company's STL Program. The Company had a total borrowing capacity under the agreement of $50 million as of December 31, 1997. In February 1998, the commitment was raised to $100 million. As of March 31, 1998, the Company had $44.8 million outstanding under the Warehouse Facility. The Warehouse Facility requires that the amount outstanding under the financing agreement may not exceed 88% of the principal amount of the STL Program loans securitized. Interest will accrue under the financing agreement at a rate of LIBOR plus 3.75% on the first $50 million and Libor plus 3.0% on the second $50 million. The Warehouse Facility requires that the loans advanced by the Company do not exceed 95% of the appraised value of the real estate or a multiple of the underwritten cash flow of the borrower, that the weighted average yield of advances under the Warehouse Facility must exceed the prime rate of interest plus 3%, that the maximum weighted average loan to value of advances under the Warehouse Facility must be no greater than 85%, and that no loan in the portfolio has a life greater than five years. Additionally, the Warehouse Facility requires that, to the extent that the Company makes advances in amounts greater than $7.5 million to any borrower, that excess is advanced by the Company through other sources. The commitment to make advances under the Warehouse Facility terminates on June 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement, however previous loans securitized will remain outstanding until they have been fully repaid. Additionally, under the terms of the agreement, the Company has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. At March 31, 1998, the Company was in compliance with all of the covenants of the agreement.

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

Interest Rate Sensitivity

  Interest rate sensitivity refers to the change in interest spread between the yield on the Company's portfolio and the cost of funds necessary to finance the portfolio (i.e., the Bank Facility, the CP Facility and the Warehouse Facility) resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings are affected. The interest rates charged on revolving lines of credit secured by accounts receivable adjust based upon changes in the prime rate. The fees charged on advances against accounts receivable are fixed at the time of any advance against a batch of receivables, although such fees may increase depending upon the timing of collections of receivables within the batch. The interest rates on the Company's term loans generally adjust based on the prime rate. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. The interest rate on the CP Facility adjusts based upon changes in commercial paper rates. Because the Company finances most of the Accounts Receivable Program's activity through the CP Facility, there exists some interest rate risk since the interest rate on advances to the Company's clients under the Accounts Receivable Program will adjust based on the prime rate, and the interest rate on most of the Company's liabilities under the CP Facility will adjust based on commercial paper rates. Such limited interest rate sensitivity on the Accounts Receivable Program portfolio is not expected to have a material effect on the Company's net interest income if interest rates change. Additionally, because advances against accounts receivable are generally fixed and financed with the CP Facility, which has rates that adjust with changes in commercial paper rates, there exists interest rate sensitivity with respect to advances against accounts receivable, and if interest rates increase significantly, such an increase could have an adverse effect on the Company's net interest income. However, this interest rate sensitivity is mitigated by the fact that (i) advances against accounts receivable comprise only 7.9% of the finance receivables in the Accounts Receivable Program as of March 31, 1998, and (ii) the Company does not make long-term commitments with respect to advances against accounts receivable and therefore, retains substantial flexibility to negotiate fees based on changes in interest rates.

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

  Item 3.  Defaults Upon Senior Securities -- Not Applicable

  Item 4.  Submission of Matters to a Vote of Security Holders --Not Applicable

  Item 5.  Other Information -- Not Applicable

  Item 6.  Exhibits and Reports on Form 8-K

           Supplementary Exhibits
           ----------------------

           99.   Supplementary Data:

           Additional financial and statistical information

           10.1 Amendment to Employment Agreement of Steven I. Silver dated as of April 1, 1998

           10.2 Letter Agreement with Howard Widra re: Stock Options, dated as of September 27, 1997

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        HEALTHCARE FINANCIAL PARTNERS, INC.



DATE:                                        /s/ Edward P. Nordberg, Jr.
     -----------------                  -----------------------------------
                                          By:    Edward P. Nordberg, Jr.
                                               Executive Vice President and
                                                 Chief Financial Officer
                                             (Principal Financial Officer)