Form 10-K/A
period 1997-12-31
HEALTHCARE FINANCIAL PARTNERS INC
filed 1998-05-19
CIK 1023300

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------


                                 FORM 10-K/A

                               AMENDMENT NO. 1
                                      TO
                            ANNUAL REPORT PURSUANT
                                      TO
                              SECTION 13 OR 15(d)
                        OF THE SECURITIES ACT OF 1934

                               ----------------

                                  (MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                      TO

                        COMMISSION FILE NUMBER: 0-21425

                               ----------------

                      HEALTHCARE FINANCIAL PARTNERS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              52-1844418
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

   2 WISCONSIN CIRCLE, FOURTH FLOOR                     20815
         CHEVY CHASE, MARYLAND                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (301) 961-1640

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

  As of February 18, 1998, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was not less than $256,598,875.

  As of February 18, 1998, there were 9,673,978 shares of Common Stock outstanding.

                               ----------------

  DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY TO BE HELD MAY 28, 1998, WHICH WAS FILED ON APRIL 24, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

HEALTHCARE INDUSTRY


  According to Healthcare Financing Administration ("HCFA") projected total domestic healthcare expenditures for 1998 will exceed $1.2 trillion, or 15.2% of gross domestic product, compared to expenditures of $428.2 billion or 10.2% of gross domestic product in 1985. The annual compound growth rate of healthcare expenditures from 1985 to 1998 was 8.7%. The breakdown of projected healthcare expenditures for 1998 is as follows (dollars in billions):


                                                                    PROJECTED 1998
HEALTHCARE INDUSTRY SEGMENT                                          EXPENDITURES
---------------------------                                         --------------
Acute-Care (hospitals)............................................     $  449.0
Physician Services................................................        258.9
Other Medical Non-Durables........................................        105.5
Long-Term Care (nursing homes)....................................        102.6
Other Professional Services.......................................         85.2
Insurance-net healthcare costs....................................         64.7
Dental Services...................................................         52.2
Home Healthcare...................................................         38.4
Government Public Health..........................................         33.5
Other Personal Care...............................................         30.1
Research..........................................................         17.9
Vision Products and Other Medical Durables........................         16.2
Construction......................................................         15.2
                                                                       --------
 Total............................................................     $1,269.4
                                                                       ========

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

  According to HCFA, total annual expenditures in the long-term care market grew from $30.7 billion in 1985 to a projected $102.6 billion in 1998, and are projected to grow to $121.2 billion by the year 2000. The Company's long-term care clients include single nursing home operators (1-2 homes), small nursing home chains (3-10 homes) and regional nursing home chains (11-50 homes). According to the Guide to the Nursing Home Industry published in 1996 by HCIA, Inc., a healthcare information services company, the long-term care industry remains widely diversified and fragmented, with all nursing home chains controlling only 34.5% of the market, and the largest 20 chains constituting only 18.0% of the market.

  According to HCFA, total annual home healthcare expenditures grew from $5.6 billion in 1985 to a projected $38.4 billion in 1998, and are projected to grow to $45.9 billion by the year 2000. According to the National Association of Health Care, the number of Medicare certified home health agencies has grown from 5,983 in 1985 to 10,027 in 1996. The home healthcare business remains highly fragmented, with only a small percentage of such companies having any significant market share.

  According to HCFA, total annual physician services expenditures, grew from $83.6 billion in 1985 to a projected $258.9 billion in 1998, and are projected to grow to $309.8 billion by the year 2000. The American Medical Association ("AMA") reports that, as of December 31, 1996, approximately 580,706 physicians were actively involved in patient care in the U.S., with a growing number participating in multispecialty or single-specialty groups. According to the AMA, as of December 31, 1995, there were 19,787 physician groups with three or more physicians, while over two-thirds of all physicians still work in practices of one or two persons.

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

  In connection with advances against receivables, the Company purchases, on a revolving basis, a specified batch of a client's accounts receivable owed to such client from third-party payors. The purchase price for each batch of receivables is the estimated net collectible value of such batch less a purchase discount, comprised of funding and servicing fees. The purchase discount can be either a onetime fee for each batch of receivables purchased or a periodic fee based on the average outstanding balance of a batch of receivables ranging from one to five percent of the net collectible value of such batch. With each purchase of a batch of receivables, the Company advances to the client 65% to 85% of the purchase price (which is equal to aggregate net collectible value minus a purchase discount) of such batch. The Company assigns a collection period to batches of receivables purchased, which period generally ranges from 60 to 120 days from the purchase date depending on the type of receivables purchased. The excess of the purchase price for a batch of receivables over the amount advanced with respect to such batch (a "client holdback") is treated as a reserve and provides additional security to the Company. The Company targets smaller healthcare service providers for financings involving advances against receivables. Commitments for such financings are generally less than $1 million and terms are generally .7 for one year with renewal options.

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

  The following table sets forth the Company's portfolio activity at or for the periods indicated:

                              PORTFOLIO ACTIVITY
                            (DOLLARS IN THOUSANDS)

                                               AS OF AND FOR THE QUARTERS ENDED
                          ---------------------------------------------------------------------------
                          MARCH 31, JUNE 30, SEPT. 30, DEC. 31, MARCH 31, JUNE 30, SEPT. 30, DEC. 31,
                            1996      1996     1996      1996     1997      1997     1997      1997
                          --------- -------- --------- -------- --------- -------- --------- --------
Balance Outstanding:
 AR Program.............   $57,448  $65,914   $79,567  $86,876  $104,865  $118,960 $172,171  $185,728
 STL Program............       --       --        --     2,453    11,923    33,420   46,331    64,961
 Total AR Program
 Clients................        90       98       112      129       137       145      171       161
New AR Program Clients..        23       14        15       35        26        29       27        28
Total STL Program
 Clients................       --       --        --         8        20        25       32        39
New STL Program
 Clients................       --       --        --       --         14         8        9        10
Avg. Finance
 Receivables/ Client:
 AR Program.............   $   638  $   673   $   710  $   673  $    765  $    820 $  1,007  $  1,154
 STL Program............       --       --        --       307       596     1,337    1,448     1,666

--------
*"AR" means Accounts Receivable

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

                              PORTFOLIO ANALYSIS

                                              AS OF DECEMBER 31, 1997
                                     ------------------------------------------
                                     NUMBER
                                       OF    PERCENT OF   FINANCE    PERCENT OF
                                     CLIENTS  CLIENTS   RECEIVABLES  PORTFOLIO
                                     ------- ---------- ------------ ----------
INDUSTRY GROUP
Long Term Care......................    62      35.6%   $104,992,876    41.9%
Home Healthcare.....................    42      24.1      42,616,475    17.0
Physician Practice..................    25      14.4      25,773,842    10.3
Mental Health.......................    12       6.9      23,931,715     9.5
Hospital............................     7       4.0      16,331,760     6.5
Rehabilitation......................    11       6.3      14,013,363     5.6
Other...............................     6       3.4       9,483,990     3.8
Disease State Management............     2       1.2       6,213,990     2.5
Ambulatory Services.................     3       1.7       4,270,334     1.7
Diagnostic..........................     2       1.2       2,112,557     0.8
Durable Medical Equipment...........     2       1.2         947,236     0.4
                                       ---     -----    ------------   -----
  Total.............................   174     100.0%   $250,688,138   100.0%
                                       ===     =====    ============   =====
PROGRAM BREAKDOWN(1)
Accounts Receivable Program.........   161      80.5%   $185,727,628    74.1%
STL Program.........................    39      19.5      64,960,510    25.9
                                       ---     -----    ------------   -----
  Total.............................   200     100.0%   $250,688,138   100.0%
                                       ===     =====    ============   =====

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

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Common Stock is listed for trading on the Nasdaq National Market under the trading symbol "HCFP." The following table sets forth the high and low sales prices of the Common Stock as reported by the Nasdaq National Market for each of the calendar quarters indicated:

                 QUARTER                                         HIGH     LOW
                 -------                                        ------- -------
   1996
     Fourth (from November 21, 1996)........................... $14.000 $12.125
   1997
     First..................................................... $19.000 $12.375
     Second.................................................... $20.500 $ 9.750
     Third..................................................... $31.500 $19.000
     Fourth.................................................... $37.375 $28.875
   1998
     First (through February 18, 1998)......................... $42.375 $32.500

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                        (AND DEL FROM INCEPTION THROUGH
                              DECEMBER 31, 1995)

                          AT OR FOR PERIOD
                           FROM INCEPTION                     AT OR FOR THE
                          (APRIL 22, 1993)                     YEAR ENDED
                              THROUGH                         DECEMBER 31,
                            DECEMBER 31,   -----------------------------------------------------
                                1993          1994        1995          1996           1997
                          ---------------- ----------  ----------  -------------- --------------
                             (COMBINED)    (COMBINED)  (COMBINED)  (CONSOLIDATED) (CONSOLIDATED)
STATEMENT OF OPERATIONS
 DATA
Fee and interest
 income.................      $    856     $  13,036   $  565,512   $12,015,971    $ 27,745,077
Interest expense........                       3,975       79,671     3,408,562       7,921,330
                                           ---------   ----------   -----------    ------------
 Net fee and interest
  income................           856         9,061      485,841     8,607,409      19,823,747
 Provision for losses on
  receivables...........        18,745         2,102       45,993       656,116       1,315,122
                                           ---------   ----------   -----------    ------------
 Net fee and interest
  income after provision
  for losses on
  receivables...........       (17,889)        6,959      439,848     7,951,293      18,508,625
 Operating expenses.....        30,204       439,514    1,472,240     3,326,994       7,219,372
 Other income...........        23,772       106,609    1,221,837       233,982       1,582,852
                              --------     ---------   ----------   -----------    ------------
 Income (loss) before
  deduction of
  preacquisition
  earnings and income
  taxes (benefit).......       (24,321)     (325,946)     189,445     4,858,281      12,872,105
 Deduction of
  preacquisition
  earnings..............                                              4,289,859
 Income taxes
  (benefit).............                                   (5,892)       38,860       4,877,257
                                                       ----------   -----------    ------------
 Net income (loss)......      $(24,321)    $(325,946)  $  195,337   $   529,562    $  7,994,848
                              ========     =========   ==========   ===========    ============
 Basic earnings per
  share(1)..............                                            $       .13    $        .99
 Weighted average shares
  outstanding(1)........                                              4,030,416       8,087,857
 Diluted earnings per
  share(1)..............                                            $       .13    $        .96
 Diluted weighted
  averages shares
  outstanding(1)........                                              4,055,572       8,310,111
BALANCE SHEET DATA
 Finance receivables....      $115,454     $ 279,148   $2,552,441   $89,328,928    $250,688,138
 Allowance for losses on
  receivables...........        18,475        20,847       66,840     1,078,992       2,654,114
 Total assets...........       329,588       344,850    2,669,939   101,273,089     272,354,946
 Client holdbacks.......        21,729       112,374      814,607    11,739,326       6,173,260
 Line of credit.........                                1,433,542    21,829,737      40,157,180
 Commercial paper
  facility..............                                             37,209,098     101,179,354
 Warehouse facility.....                                                             27,932,520
 Total liabilities......       203,534       558,759    2,795,404    74,552,113     184,524,758
 Total stockholders'
  equity (deficit)......       126,054      (213,909)    (125,465)   26,720,976      87,830,188

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

                      PRO FORMA STATEMENTS OF OPERATIONS

                                    FOR THE YEAR ENDED DECEMBER 31, 1996
                              --------------------------------------------------
                              HEALTHCARE FINANCIAL
                                 PARTNERS, INC.
                                 (CONSOLIDATED)       PRO FORMA      PRO FORMA,
                                  (HISTORICAL)     ADJUSTMENTS (1)   AS ADJUSTED
                              -------------------- ---------------   -----------
Fee and interest income
 Fee income.................      $ 8,518,215                        $8,518,215
 Interest income............        3,497,756                         3,497,756
                                  -----------                        ----------
 Total fee and interest
  income....................       12,015,971                        12,015,971
Interest expense............        3,408,562                         3,408,562
                                  -----------                        ----------
 Net fee and interest
  income....................        8,607,409                         8,607,409
Provision for losses on
 receivables................          656,116                           656,116
                                  -----------                        ----------
Net fee and interest income
 after provision for losses
 on receivables.............        7,951,293                         7,951,293
Operating expenses..........        3,326,994                         3,326,994
Other income................          233,982                           233,982
Income before deduction of
 preacquisition earnings and
 income taxes...............        4,858,281                         4,858,281
Deduction of preacquisition
 earnings...................        4,289,859        $(4,289,859)(a)
                                  -----------        -----------     ----------
Income before income taxes..          568,422          4,289,859      4,858,281
Income taxes................           38,860          1,855,870 (b)  1,894,730
                                  -----------        -----------     ----------
Net income..................      $   529,562        $ 2,433,989     $2,963,551
                                  ===========        ===========     ==========
Pro forma basic earnings per
 share(2)...................                                         $      .50
                                                                     ==========
Pro forma weighted average
 shares outstanding(2)......                                          5,906,032
                                                                     ==========
Pro forma diluted earnings
 per share(2)...............                                         $      .50
                                                                     ==========
Pro forma diluted weighted
 average shares
 outstanding(2).............                                          5,931,188
                                                                     ==========

--------
(1) Pro Forma Statements of Operations adjustments reflect the following:
  (a) The elimination of preacquisition earnings allocated to limited partners of Funding and DEL.
  (b) The provisions for income taxes (at an estimated effective rate of 39%) on the pro forma earnings of the consolidated Company, including those of DEL and Funding which were previously not subject to income taxes as partnerships.
(2) Pro forma earnings per share was computed by dividing pro forma net income by the pro forma weighted average shares outstanding and pro forma diluted weighted average shares outstanding, which gives effect to the Reorganization.

                                      FOR THE YEAR ENDED DECEMBER 31, 1995
                          ----------------------------------------------------------------
                          HEALTHCARE FINANCIAL
                             PARTNERS, INC.
                                AND DEL
                               (COMBINED)        FUNDING       PRO FORMA       PRO FORMA,
                              (HISTORICAL)     (HISTORICAL) ADJUSTMENTS (1)    AS ADJUSTED
                          -------------------- ------------ ---------------    -----------
Fee and interest income
 Fee income.............       $ 565,512        $4,248,992                     $4,814,504
 Interest income........                           403,659                        403,659
                                                ----------                     ----------
 Total fee and interest
  income................         565,512         4,652,651                      5,218,163
Interest expense........          79,671           554,885                        634,556
                               ---------        ----------                     ----------
 Net fee and interest
  income................         485,841         4,097,766                      4,583,607
                               ---------        ----------                     ----------
Provision for losses on
 receivables............          45,993           171,395                        217,388
                               ---------        ----------                     ----------
Net fee and interest
 income after provision
 for losses on
 receivables............         439,848         3,926,371                      4,366,219
Operating expenses......       1,472,240         1,024,057    $  (400,000) (a)  2,096,297
Other income............       1,221,837                         (997,146) (a)    224,691
                               ---------        ----------    -----------      ----------
Income before income
 taxes (benefit)........         189,445         2,902,314       (597,146)      2,494,613
Income taxes (benefit)..          (5,892)                         978,791 (b)     972,899
                               ---------                      -----------      ----------
Net income..............       $ 195,337        $2,902,314    $(1,575,937)     $1,521,714
                               =========        ==========    ===========      ==========
Pro forma basic earnings
 per share(2)...........                                                       $      .26
                                                                               ==========
Pro forma weighted
 average shares
 outstanding(2).........                                                        5,899,991
                                                                               ==========
Pro forma diluted
 earnings per share(2)..                                                       $      .26
                                                                               ==========
Pro forma diluted
 weighted average shares
 outstanding(2).........                                                        5,903,078
                                                                               ==========

--------
(1) Pro Forma Statements of Operations adjustments reflect the following:
  (a) The elimination of transactions between the Company and Funding, which consist of management fees paid/received and the elimination of the Company's income from its investment in Funding.
  (b) The provisions for income taxes (at an estimated effective rate of 39%) for DEL and Funding which previously were not subject to such taxes as partnerships.
(2) Pro forma earnings per share was computed by dividing pro forma net income by the pro forma weighted average shares outstanding and pro forma diluted weighted average shares outstanding, which gives effect to the Reorganization.

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

                                              FOR THE QUARTERS ENDED
                                    -------------------------------------------
                                    MARCH 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                       1996       1996       1996       1996
                                    ---------- ---------- ---------- ----------
Fee and interest income
  Fee income....................... $1,869,433 $2,090,853 $2,117,004 $2,440,925
  Interest income..................    411,703    792,307  1,006,997  1,286,749
                                    ---------- ---------- ---------- ----------
    Total fee and interest income..  2,281,136  2,883,160  3,124,001  3,727,674
Interest expense...................    580,030    801,126    923,175  1,104,231
                                    ---------- ---------- ---------- ----------
  Net fee and interest income......  1,701,106  2,082,034  2,200,826  2,623,443
Provision for losses on
 receivables.......................    343,155     53,646    216,315     43,000
                                    ---------- ---------- ---------- ----------
  Net fee and interest income after
   provision for losses on
   receivables.....................  1,357,951  2,028,388  1,984,511  2,580,443
Operating expenses.................    676,627    809,392    796,226  1,044,749
Other income.......................     10,000      8,000    153,651     62,331
                                    ---------- ---------- ---------- ----------
Income before income taxes.........    691,324  1,226,996  1,341,936  1,598,025
Income taxes.......................    269,617    478,528    523,355    623,230
                                    ---------- ---------- ---------- ----------
Net income......................... $  421,707 $  748,468 $  818,581 $  974,795
                                    ========== ========== ========== ==========
                                    MARCH 31,   JUNE 30,  SEPT. 30,   DEC. 31,
                                       1997       1997       1997       1997
                                    ---------- ---------- ---------- ----------
Fee and interest income
  Fee income....................... $2,570,411 $2,447,452 $3,015,605 $3,460,307
  Interest income..................  1,917,922  3,013,090  4,936,268  6,384,022
                                    ---------- ---------- ---------- ----------
    Total fee and interest income..  4,488,333  5,460,542  7,951,873  9,844,329
Interest expense...................  1,133,156  1,968,569  1,984,344  2,835,261
                                    ---------- ---------- ---------- ----------
  Net fee and interest income......  3,355,177  3,491,973  5,967,529  7,009,068
Provision for losses on
 receivables.......................    150,000    250,000    605,000    310,122
                                    ---------- ---------- ---------- ----------
  Net fee and interest income after
   provision for losses on
   receivables.....................  3,205,177  3,241,973  5,362,529  6,698,946
Operating expenses.................  1,866,483  1,422,901  1,672,075  2,257,913
Other income.......................    429,399    380,723    300,004    472,726
                                    ---------- ---------- ---------- ----------
Income before income taxes.........  1,768,093  2,199,795  3,990,458  4,913,759
Income taxes.......................    647,089    749,956  1,532,034  1,948,178
                                    ---------- ---------- ---------- ----------
Net income......................... $1,121,004 $1,449,839 $2,458,424 $2,965,581
                                    ========== ========== ========== ==========

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                         INDEX TO FINANCIAL STATEMENTS

HEALTHCARE FINANCIAL PARTNERS, INC.
Report of Independent Auditors, Ernst & Young LLP.........................  28
Report of Independent Auditors, McGladrey & Pullen, LLP...................  29
Consolidated Balance Sheets as of December 31, 1997 and 1996..............  30
Statements of Income for the years ended December 31, 1997, 1996, and
 1995.....................................................................  31
Statements of Equity for the years ended December 31, 1997, 1996 and
 1995.....................................................................  32
Statements of Cash Flows for the years ended December 31, 1997, 1996 and
 1995.....................................................................  33
Notes to Financial Statements.............................................  34

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

                                          McGladrey & Pullen, LLP

Richmond, Virginia
September 13, 1996

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1997         1996
                                                      ------------ ------------
                       ASSETS
Cash and cash equivalents............................ $ 18,668,703 $ 11,734,705
Finance receivables..................................  250,688,138   89,328,928
Less:
  Allowance for losses on receivables................    2,654,114    1,078,992
  Unearned fees......................................    3,161,237      723,804
                                                      ------------ ------------
    Net finance receivables..........................  244,872,787   87,526,132
Prepaid expenses and other assets....................    3,405,497    1,407,393
Deferred income taxes................................    1,041,520      381,462
Investment securities................................    1,442,814
Investment in limited partnership....................      767,244
Property and equipment, net..........................      416,284      223,397
Goodwill.............................................    1,740,097
                                                      ------------ ------------
    Total assets..................................... $272,354,946 $101,273,089
                                                      ============ ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit...................................... $ 40,157,180 $ 21,829,737
Commercial paper facility...........................  101,179,354   37,209,098
Warehouse facility..................................   27,932,520
Client holdbacks....................................    6,173,260   11,739,326
Accounts payable to clients.........................      834,367    1,020,131
Income taxes payable................................    5,138,144      389,592
Accounts payable and accrued expenses...............    2,217,947    1,853,905
Notes payable.......................................      115,286      126,389
Accrued interest....................................      776,700      383,935
                                                     ------------ ------------
    Total liabilities...............................  184,524,758   74,552,113
Stockholders' equity:
  Preferred stock, par value $0.01 per share;
   10,000,000 shares authorized; none outstanding
   Common stock, par value $.01 per share;
   30,000,000 shares authorized; 9,670,291 and
   6,214,991 shares issued and outstanding,
   respectively.....................................
                                                           96,703       62,150
Paid-in-capital.....................................   79,784,045   26,704,234
Retained equity (deficit)...........................    7,949,440      (45,408)
                                                     ------------ ------------
    Total stockholders' equity......................   87,830,188   26,720,976
                                                     ------------ ------------
    Total liabilities and stockholders' equity...... $272,354,946 $101,273,089
                                                     ============ ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                              STATEMENTS OF INCOME

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------
                                                                                           1997           1996         1995
                                                                                      -------------- -------------- ----------
                                                                                      (CONSOLIDATED) (CONSOLIDATED) (COMBINED)
Fee and interest income:
 Fee income..........................................................................  $11,493,775    $ 8,518,215   $  565,512
 Interest income.....................................................................   16,251,302      3,497,756
                                                                                       -----------    -----------   ----------
Total fee and interest income........................................................   27,745,077     12,015,971      565,512
Interest expense.....................................................................    7,921,330      3,408,562       79,671
                                                                                       -----------    -----------   ----------
Net fee and interest income..........................................................   19,823,747      8,607,409      485,841
Provision for losses on receivables..................................................    1,315,122        656,116       45,993
                                                                                       -----------    -----------   ----------
Net fee and interest income after provision for losses on receivables................   18,508,625      7,951,293      439,848
Operating expenses:
 Compensation and benefits...........................................................    3,741,827      1,267,625      931,189
 Commissions.........................................................................      176,282        463,499
 Professional fees...................................................................      512,989        283,935      153,948
 Occupancy...........................................................................      218,636        196,319      156,720
 Other...............................................................................    2,569,638      1,115,616      230,383
                                                                                       -----------    -----------   ----------
Total operating expenses.............................................................    7,219,372      3,326,994    1,472,240
Other income:
 Management fees.....................................................................                                  624,691
 Income from limited partnerships....................................................       84,988                     597,146
 Other...............................................................................    1,497,864        233,982
                                                                                       -----------    -----------   ----------
Total other income...................................................................    1,582,852        233,982    1,221,837
                                                                                       -----------    -----------   ----------
Income before deduction of preacquisition earnings and income taxes (benefit)........   12,872,105      4,858,281      189,445
Deduction of preacquisition earnings.................................................                   4,289,859
                                                                                       -----------    -----------   ----------
Income before income taxes (benefit).................................................   12,872,105        568,422      189,445
Income taxes (benefit)...............................................................    4,877,257         38,860       (5,892)
                                                                                       -----------    -----------   ----------
Net income...........................................................................  $ 7,994,848    $   529,562   $  195,337
                                                                                       ===========    ===========   ==========
Basic earnings per share.............................................................  $       .99    $       .13
                                                                                       ===========    ===========
Diluted earnings per share...........................................................  $       .96    $       .13
                                                                                       ===========    ===========


                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                              STATEMENTS OF EQUITY

                                                 STOCKHOLDERS' EQUITY (DEFICIT)
                                     ---------------------------------------------------------
                           LIMITED                         RETAINED                   TOTAL
                          PARTNERS'  COMMON    PAID-IN     EARNINGS                  EQUITY
                           CAPITAL    STOCK    CAPITAL    (DEFICIT)      TOTAL      (DEFICIT)
                          ---------  ------- -----------  ----------  -----------  -----------
Balance at January 1,
 1995 (combined)........  $ 144,857  $34,200              $ (392,966) $  (358,766) $  (213,909)
Capital contributions...     89,021                                                     89,021
Net income (loss).......    377,341                         (182,004)    (182,004)     195,337
Distributions to
 partners...............   (195,914)                                                  (195,914)
                          ---------  ------- -----------  ----------  -----------  -----------
Balance at December 31,
 1995 (combined)........    415,305   34,200                (574,970)    (540,770)    (125,465)
Issuance of 2,415,000
 shares of $.01 par
 value common stock.....              24,150 $26,708,034               26,732,184   26,732,184
Conversion of common
 stock warrants to
 379,998 shares of $.01
 par value common
 stock..................               3,800      (3,800)
Net distributions to
 partners...............   (415,305)                                                  (415,305)
Net income..............                                     529,562      529,562      529,562
                          ---------  ------- -----------  ----------  -----------  -----------
Balance at December 31,
 1996 (consolidated)....              62,150  26,704,234     (45,408)  26,720,976   26,720,976
Issuance of 3,450,000
 shares of $.01 par
 value common stock.....              34,500  53,005,310               53,039,810   53,039,810
Common stock issuable
 under directors' option
 plan...................                          15,989                   15,989       15,989
Common stock issued
 under employee option
 plans..................                  53      58,512                   58,565       58,565
Net income..............                                   7,994,848    7,994,848    7,994,848
                          ---------  ------- -----------  ----------  -----------  -----------
Balance at December 31,
 1997 (consolidated)....  $     --   $96,703 $79,784,045  $7,949,440  $87,830,188  $87,830,188
                          =========  ======= ===========  ==========  ===========  ===========



                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                            STATEMENTS OF CASH FLOWS

                                              YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                          1997            1996         1995
                                     --------------  -------------- -----------
                                     (CONSOLIDATED)  (CONSOLIDATED) (COMBINED)
OPERATING ACTIVITIES
 Net income......................... $   7,994,848    $    529,562  $   195,337
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operations:
 Depreciation.......................       113,550          77,916       17,309
 Amortization of goodwill...........        92,248
 Provision for losses on
  receivables.......................     1,315,122         656,116       45,993
 Income from unconsolidated limited
  partnership.......................                                   (597,146)
 Deferred income tax benefit........      (660,058)       (351,127)     (17,067)
 Stock compensation plan............        15,989
 Changes in assets and liabilities:
  Increase in prepaid expenses and
   other............................    (1,998,104)       (670,709)    (102,986)
  Increase in accrued interest......       392,765          79,586       12,591
  Increase in income taxes
   payable..........................     4,748,552         278,418
  Increase in accounts payable and
   accrued expenses.................       496,271       1,265,420      174,435
                                     -------------    ------------  -----------
 Net cash provided by (used in)
  operating activities..............    12,511,183       1,865,182     (271,534)
INVESTING ACTIVITIES
  Increase in net finance
   receivables......................  (151,189,744)    (10,338,502)  (1,527,448)
  Acquisition of limited
   partnership, net of cash
   acquired.........................   (15,200,257)    (16,138,888)
  Purchase of investment
   securities.......................      (925,002)
  (Increase) decrease in investment
   in limited partnership...........      (767,244)                     489,792
  Purchase of property and
   equipment, net...................      (306,436)       (225,173)     (45,635)
  Other.............................      (188,000)
                                     -------------    ------------  -----------
 Net cash used in investing
  activities........................  (168,576,683)    (26,702,563)  (1,083,291)
FINANCING ACTIVITIES
 Net borrowings (payments) under
  line of credit....................    18,327,443     (26,984,082)   1,433,542
 Net borrowings under commercial
  paper facility....................    63,970,256      37,209,098
 Net borrowings under warehouse
  facility..........................    27,932,520
 Decrease in notes payable to
  related parties...................                       (75,000)
 (Decrease) increase in notes
  payable...........................       (11,103)        105,191       21,198
 Issuance of common stock...........    53,098,375      26,732,184
 Distributions to partners, net.....      (317,993)       (415,305)    (106,893)
                                     -------------    ------------  -----------
   Net cash provided by financing
    activities......................   162,999,498      36,572,086    1,347,847
                                     -------------    ------------  -----------
 Net increase (decrease) in cash
  and cash equivalents..............     6,933,998      11,734,705       (6,978)
                                     -------------    ------------  -----------
 Cash and cash equivalents at
  beginning of period...............    11,734,705                        6,978
                                     -------------    ------------  -----------
 Cash and cash equivalents at end
  of period......................... $  18,668,703    $ 11,734,705  $       --
                                     =============    ============  ===========
 Supplemental disclosure of cash
  flow information:
  Cash payments for interest........ $   7,528,565    $  3,037,218  $    67,080
                                     =============    ============  ===========
 Cash payments for income taxes..... $     788,764    $     23,839  $       --
                                     =============    ============  ===========

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

3. FINANCE RECEIVABLES

  Finance receivables consisted of the following:

                                                             DECEMBER 31,
                                                       ------------------------
                                                           1997        1996
                                                       ------------ -----------
   Accounts receivable program........................ $185,727,628 $86,875,670
   Secured term loans.................................   64,960,510   2,453,258
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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

4. ALLOWANCE FOR LOSSES ON RECEIVABLES

  Activity in the allowance for losses on receivables was as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                    1997       1996     1995
                                                 ---------- ---------- -------
   Beginning of period.......................... $1,078,992 $   66,840 $20,847
   Allowance acquired from purchased finance
    receivables.................................    260,000    356,036
   Provision for losses on receivables..........  1,315,122    656,116  45,993
                                                 ---------- ---------- -------
   End of period................................ $2,654,114 $1,078,992 $66,840
                                                 ========== ========== =======

5. INVESTMENT SECURITIES

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

6. INVESTMENTS IN LIMITED PARTNERSHIPS

  In March 1997, the Company formed HealthCare Financial Partners--Funding II, L.P. ("Funding II, L.P."), a limited partnership in which HCFP Funding II, Inc., a wholly-owned subsidiary of the Company ("Funding II"), became the General Partner. Funding II, L.P. was established to develop a secured term lending program. In June 1997, using proceeds from the Company's secondary offering of shares of common stock to the public, Funding II acquired all of the limited partnership interests in Funding II, L.P., utilizing the purchase method of accounting, for a purchase price of $15.5 million. Funding II, L.P. was then liquidated. This payment reflected the fair value of the business and exceeded the book value by $1.6 million, which was recorded as goodwill, and is being amortized over ten years using a straight line method.

  In August 1997, the Company formed HealthCare Financial Partners--Funding III, L.P. ("Funding III, L.P."), a limited partnership in which HCFP Funding III, Inc., a wholly-owned subsidiary of the Company ("Funding III"), became the General Partner. Funding III, L.P. participated in a Department of Housing & Urban Development auction of a distressed mortgage loan portfolio. Funding III holds a 1% General and 49% Limited partnership interest in Funding III, L.P. and receives 60% of the income from the partnership's activities. The Company accounts for its investment in Funding III, L.P. under the equity basis of accounting, as it does not have sufficient control to warrant consolidation.

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                            1997        1996
                                                        ------------ -----------
   Pro forma net income................................ $  7,610,754 $  494,648
                                                        ============ ==========
   Pro forma basic net income per share................ $        .94 $      .12
                                                        ============ ==========
   Pro forma diluted net income per share.............. $        .92 $      .12
                                                        ============ ==========

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

  A summary of the Company's stock option activity for the years ended December 31 was as follows:

                                  1997              1996             1995
                            ----------------- ---------------- ----------------
                                     WEIGHTED         WEIGHTED         WEIGHTED
                                     AVERAGE          AVERAGE          AVERAGE
                                     EXERCISE         EXERCISE         EXERCISE
                            OPTIONS   PRICE   OPTIONS  PRICE   OPTIONS  PRICE
                            -------  -------- ------- -------- ------- --------
Outstanding--beginning of
 year.....................  338,381   $10.57   38,381  $2.61
 Granted..................  291,260    17.26  300,000  11.59   $38,381  $2.61
 Exercised................   (5,300)   11.05
 Forfeited................   (3,750)   11.28
                            -------           -------          -------
 Outstanding--end of
  year....................  620,591           338,381           38,381
                            =======           =======          =======
 Outstanding--end of
  year....................
 Exercise price at $2.61..   38,381     2.61   38,381   2.61    38,381   2.61
 Exercise price at $6.37..    2,510     6.37
 Exercise prices at $11.05
  to $13.50...............  499,950    12.29  300,000  11.59
 Exercise price at
  $28.25..................   79,750    28.25
                            -------           -------          -------
  Total...................  620,591           338,381           38,381
                            =======           =======          =======
 Exercisable--end of
  year....................
 Exercise price at $2.61..   38,381     2.61   38,381   2.61    38,381   2.61
 Exercise prices at $11.05
  to $13.50...............   61,336    11.57
  Total...................   99,717            38,381           38,381
                            =======           =======          =======

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

10. LEASE COMMITMENTS

  The Company leases office space under noncancelable operating leases. The future minimum lease payments as of December 31, 1997 were as follows:

   1998.............................................................. $  487,000
   1999..............................................................    498,000
   2000..............................................................    514,000
   2001..............................................................    530,000
   Thereafter........................................................    545,000
                                                                      ----------
                                                                      $2,574,000
                                                                      ==========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

                                                              1997       1996
                                                           ----------  --------
   Deferred tax assets:
     Allowance for losses on receivables.................. $1,031,087  $381,462
     Amortization of goodwill.............................     10,733
     Depreciation.........................................     (6,511)
     Stock options........................................      6,211
                                                           ----------  --------
                                                           $1,041,520  $381,462
                                                           ==========  ========

  Significant components of the provision for income taxes for the years ended December 31, were as follows:

                                                             1997       1996
                                                          ----------  ---------
   Federal taxes......................................... $4,539,321  $ 316,455
   State taxes...........................................    997,994     73,532
   Deferred income taxes.................................   (660,058)  (351,127)
                                                          ----------  ---------
     Income taxes........................................ $4,877,257  $  38,860
                                                          ==========  =========

  The reconciliations of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31, were:

                                 1997       1996
                              ----------  ---------
   Income tax at statutory
    federal tax rate......... $4,376,516  $ 193,264
   State taxes, net of
    federal benefit..........    592,270     26,261
   Reversal of deferred tax
    assets valuation
    allowance................              (183,218)
   Other.....................    (91,529)     2,553
                              ----------  ---------
     Income taxes............ $4,877,257  $  38,860
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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

                                                             1996       1995
                                                          ---------- ----------
   Net fee and interest income........................... $8,607,409 $4,583,607
   Provision for losses on receivables...................    656,116    217,388
   Net operating expenses................................  4,987,742  2,844,505
                                                          ---------- ----------
     Net income.......................................... $2,963,551 $1,521,714
                                                          ========== ==========

  The stand-alone results of operations of Funding for the period January 1, 1996 to November 26, 1996 (date of acquisition by the Company of Funding) were as follows:

   Net fee and interest income...................................... $6,588,579
   Provision for losses on receivables..............................    537,805
   Net operating expenses...........................................  1,604,389
                                                                     ----------
     Income before income taxes and deduction of preacquisition earnings...................................................... $4,446,385
                                                                     ==========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

15. HEALTHCARE FINANCIAL PARTNERS, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997        1996
                                                       ----------- -----------
   BALANCE SHEET
   ASSETS:
   Cash and cash equivalents.........................  $    65,294 $    35,442
   Investment in subsidiaries........................   87,338,737  26,986,465
   Other.............................................      608,921       3,373
                                                       ----------- -----------
     Total Assets....................................  $88,012,952 $27,025,280
                                                       =========== ===========
   LIABILITIES AND EQUITY:
   Accounts payable and accrued expenses.............  $   182,764 $   304,304
   Stockholders' equity..............................   87,830,188  26,720,976
                                                       ----------- -----------
     Total Liabilities and Equity....................  $88,012,952 $27,025,280
                                                       =========== ===========
                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          1997        1996
                                                       ----------- -----------
   STATEMENT OF OPERATIONS
   Income............................................  $ 2,576,597 $ 1,401,025
   Operating expenses................................    2,419,875   1,784,272
                                                       ----------- -----------
   Income (loss) before income taxes and equity in
    undistributed earnings of subsidiary.............      156,722    (383,247)
   Income tax expense................................        1,485      27,358
                                                       ----------- -----------
   Income (loss) before equity in undistributed
    earnings of subsidiary...........................      155,237    (410,605)
   Equity in undistributed earnings of subsidiaries..    7,839,611     940,167
                                                       ----------- -----------
   Net income........................................  $ 7,994,848 $   529,562
                                                       =========== ===========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
STATEMENT OF CASH FLOWS
Operating Activities
  Net income....................................... $  7,994,848  $    529,562
  Adjustments to reconcile net income to net cash
   used by operations:
   Depreciation....................................      113,550        54,401
   Stock compensation..............................       15,989
   Equity in undistributed earnings of subsidiary..   (7,839,611)     (940,167)
   Other...........................................     (840,638)       76,627
                                                    ------------  ------------
    Net cash used by operating activities..........     (555,862)     (279,577)
INVESTING ACTIVITIES
Increase in investment in subsidiary...............  (52,512,661)  (26,046,298)
Payment of amounts due to affiliates...............                   (149,537)
Other..............................................                   (221,330)
                                                    ------------  ------------
    Net cash used in investing activities..........  (52,512,661)  (26,417,165)
FINANCING ACTIVITIES
Issuance of common stock and warrants..............   53,098,375    26,732,184
                                                    ------------  ------------
    Net cash provided by financing activities......   53,098,375    26,732,184
                                                    ------------  ------------
Increase in cash and cash equivalents..............       29,852        35,442
Cash and cash equivalents at beginning of year.....       35,442
                                                    ------------  ------------
Cash and cash equivalents at end of year........... $     65,294  $     35,442
                                                    ============  ============

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

  Exhibits required by Item 601 of Regulation S-K.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 2.1     Assignment and Assumption of Partnership Interest, dated as of
         November 21, 1996, between the Company and HealthPartners Investors,
         L.L.C.(1)
 3.1     Amended and Restated Certificate of Incorporation of the Company.(1)
 3.2     Amended and Restated Bylaws of the Company.(1)
 4.1     Specimen Common Stock certificate.(1)
 4.2     See Exhibits 3.1 and 3.2 for the provisions of the Company's Amended and Restated Certificate of Incorporation and Amended and Restated
         Bylaws governing the rights of holders of securities of the Company.
 10.1    Employment Agreement, dated as of January 1, 1996, between the Company and John K. Delaney, as amended September 19, 1996.(1)
 10.2    Employment Agreement, dated as of January 1, 1996, between the Company and Ethan D. Leder, as amended September 19, 1996.(1)
 10.3    Employment Agreement, dated as of January 1, 1996, between the Company and Edward P. Nordberg, Jr.(1)
 10.4    HealthCare Financial Partners, Inc. 1996 Incentive Stock Plan,
         together with form of Incentive Stock Option award.(1)
 10.5    HealthCare Financial Partners, Inc. 1996 Director Stock Option Plan.(1)
 10.6    Form of Indemnification Agreement between the Company and each of its directors and executive officers.(1)
 10.7    Form of Registration Rights Agreement between the Company and certain stockholders.(1)
 10.8    Marketing Services Agreement, dated as of November 1, 1995, among
         HealthPartners Funding, L.P., the Company and Steven Silver and
         assignment by Steven Silver to Medical marketing and Services, Inc.
         dated January 1, 1996.(1)
 10.9    Loan and Security Agreement, dated as of November 27, 1996, between
         Fleet Capital Corporation and HCFP Funding, Inc.(3)
 10.10   Office Lease, dated January 4, 1996, between Two Wisconsin Circle
         Joint Venture and the Company, as amended on July 26, 1996 and August
         13, 1996.(1)

 10.11 Software Purchase and License Agreement, dated as of September 1, 1996, between Creative Systems, L.L.C. and the Company.(1)
 10.12 Amended and Restated Limited Partnership Agreement of HealthPartners
       Funding, L.P., dated as of December 1, 1995, among the Company,
       Farrallon Capital Partners, L.P. and RR Capital Partners, L.P., as amended and assigned on March 28, 1996.(1)
 10.13 Limited Partnership Agreement of HealthCare Financial Partners--Funding
       II, L.P. dated as of March 5, 1997 between HCFP Funding II, Inc., as general partner and HealthPartners Investors II, LLC, as limited partner, and Guaranty Agreement dated as of March 5, 1997 between HealthCare Financial Partners, Inc. and HealthPartners Investors II,
       LLC.(2)
 10.14 Receivables Loan and Security Agreement dated as of December 5, 1996 among Wisconsin Circle Funding Corporation, as Borrower, HCFP Funding,
       Inc. as Servicer, Holland Limited Securitization, Inc., as Lender, and
       ING Baring (U.S.) Capital Markets, Inc. and Purchase and Contribution
       Agreement dated as of December 5, 1996 between HCFP Funding, Inc. and
       Wisconsin Circle Funding Corporation.(3)
 10.15 Employment Agreement between the Company and Hilde M. Alter, dated as of
       July 1, 1997.(4)
 10.16 Employment Agreement between the Company and Steven M. Curwin, dated as of September 1, 1997.(4)
 10.17 Employment Agreement between the Company and Steven I. Silver, dated as of October 1, 1996.(4)
 10.18 Amendment No. 1 to Employment Agreement between the Company and Steven
       I. Silver, dated as of July 1, 1997.(4)
 10.19 Purchase and Sale Agreement dated as of June 27, 1997 between HCFP
       Funding II, Inc., as Seller, and Wisconsin Circle II Funding
       Corporation, as Buyer; Pooling and Servicing Agreement dated as of June
       27, 1997 among Wisconsin Circle II Funding Corporation, as Transferor,
       HCFP Funding II, Inc. as Servicer and First Bank National Association, as Trustee; Certificate Purchase Agreement dated as of June 27, 1997 among Wisconsin Circle II Funding Corporation, as Transferor, and The
       Purchasers described therein; Appendix--Definitions; and Guarantee by HealthCare Financial Partners, Inc.(5)
 10.20 Assignment and Assumption Agreement by and among HealthPartners
       Investors II, LLC, HCFP Funding, Inc., and HealthCare Financial
       Partners, Inc.(6)
 10.21 First Supplemental Pooling and Servicing Agreement dated as of August
       21, 1997 among Wisconsin Circle II Funding Corporation, HCFP Funding II,
       Inc. and U.S. Bank National Association.(7)
 10.22 Second Supplemental Pooling and Servicing Agreement dated as of
       September 22, 1997 among Wisconsin Circle II Funding Corporation, HCFP
       Funding II, Inc. and U.S. Bank National Association.(7)
 10.23 Modification Agreement dated January 15, 1998 among Wisconsin Circle II
       Funding Corporation, HCFP Funding II, Inc., Credit Suisse First Boston
       Mortgage Capital, LLC, HealthCare Financial Partners, Inc. and U.S. Bank
       National Association.(7)
 10.24 Second Modification Agreement dated February 6, 1998 among Wisconsin
       Circle II Funding Corporation, HCFP Funding II, Inc., Credit Suisse
       First Boston Mortgage Capital, LLC, HealthCare Financial Partners, Inc.
       and U.S. Bank National Association.(7)
 10.25 First Amendment Agreement dated as of December 30, 1997 among Wisconsin
       Circle Funding Corporation, HCFP Funding, Inc., ING Baring (U.S.)
       Capital Markets, Inc. and Holland Limited Securitization, Inc.(7)
 10.26 Amendment No. 3 to Office Lease dated July 17, 1997, between Two
       Wisconsin Circle Joint Venture and HealthCare Financial Partners, Inc.(7)
 10.27 Amendment to Loan and Security Agreement dated as April 15, 1997 among
       Fleet Capital Corporation and HCFP Funding, Inc.(7)
 21.1  List of Subsidiaries of the Registrant.(7)

-------
(1) Incorporated by reference to the document filed under the same Exhibit number to the Company's Registration Statements on Form S-1 (No. 333-12479).
(2) Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Report 8-K filed with the Commission on March 13, 1997.
(3) Incorporated by reference to the document filed under the same Exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(4) Incorporated by reference to the document filed under the same Exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(5) Incorporated by reference to the documents filed under Exhibit numbers 10.15, 10.16, 10.17, 10.18 and 10.19 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 1997.
(6) Incorporated by reference to the document filed under Exhibit number 99.2 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 1997.

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Commission on February 20, 1998.
  Reports on Form 8-K.
  None.

                                  SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Healthcare Financial Partners, Inc.


                                          By:   /s/ Edward P. Nordberg, Jr.
                                              ---------------------------------
                                                  EDWARD P. NORDBERG, JR.
                                               EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER

Dated: May 19, 1998

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
               Joint Venture and the Company, as amended on July 26, 1996 and August 13, 1996.(1)

   10.11 Software Purchase and License Agreement, dated as of September 1, 1996, between Creative Systems, L.L.C. and the Company.(1)
   10.12 Amended and Restated Limited Partnership Agreement of HealthPartners Funding, L.P., dated as of December 1, 1995, among the Company, Farrallon Capital Partners, L.P. and RR Capital Partners, L.P., as amended and assigned on March 28, 1996.(1)
   10.13 Limited Partnership Agreement of HealthCare Financial Partners - Funding II, L.P. dated as of March 5, 1997 between HCFP Funding II, Inc., as general partner and HealthPartners Investors II, LLC, as limited partner, and Guaranty Agreement dated as of March 5, 1997 between HealthCare Financial Partners, Inc. and HealthPartners Investors II, LLC.(2)
   10.14 Receivables Loan and Security Agreement dated as of December 5, 1996 among Wisconsin Circle Funding Corporation, as Borrower, HCFP Funding, Inc. as Servicer, Holland Limited Securitization, Inc., as Lender, and ING Baring (U.S.) Capital Markets, Inc. and Purchase and Contribution Agreement dated as of December 5, 1996 between HCFP Funding, Inc. and Wisconsin Circle Funding Corporation.(3)
   10.15 Employment Agreement between the Company and Hilde M. Alter, dated as of July 1, 1997.(4)
   10.16 Employment Agreement between the Company and Steven M. Curwin, dated as of September 1, 1997.(4)
   10.17 Employment Agreement between the Company and Steven I. Silver, dated as of October 1, 1996.(4)
   10.18 Amendment No. 1 to Employment Agreement between the Company and Steven I. Silver, dated as of July 1, 1997.(4)
   10.19 Purchase and Sale Agreement dated as of June 27, 1997 between HCFP Funding II, Inc., as Seller, and Wisconsin Circle II
               Funding Corporation, as Buyer; Pooling and Servicing Agreement dated as of June 27, 1997 among Wisconsin Circle II Funding Corporation, as Transferor, HCFP Funding II, Inc. as Servicer and First Bank National Association, as Trustee; Certificate Purchase Agreement dated as of June 27, 1997 among Wisconsin Circle II Funding Corporation, as Transferor, and The Purchasers described therein; Appendix - Definitions; and Guarantee by HealthCare Financial Partners, Inc.(5)
   10.20 Assignment and Assumption Agreement by and among HealthPartners Investors II, LLC, HCFP Funding, Inc., and HealthCare Financial Partners, Inc.(6)

   10.21 First Supplemental Pooling and Servicing Agreement dated as of August 21, 1997 among Wisconsin Circle II Funding Corporation, HCFP Funding II, Inc. and U.S. Bank National Association.(7)
   10.22 Second Supplemental Pooling and Servicing Agreement dated as of September 22, 1997 among Wisconsin Circle II Funding Corporation, HCFP Funding II, Inc. and U.S. Bank National Association.(7)
   10.23 Modification Agreement dated January 15, 1998 among Wisconsin Circle II Funding Corporation, HCFP Funding II, Inc., Credit Suisse First Boston Mortgage Capital, LLC, HealthCare Financial Partners, Inc. and U.S. Bank National Association.(7)
   10.24 Second Modification Agreement dated February 6, 1998 among Wisconsin Circle II Funding Corporation, HCFP Funding II, Inc., Credit Suisse First Boston Mortgage Capital, LLC, HealthCare Financial Partners, Inc. and U.S. Bank National Association.(7)
   10.25 First Amendment Agreement dated as of December 30, 1997 among Wisconsin Circle Funding Corporation, HCFP Funding, Inc., ING Baring (U.S.) Capital Markets, Inc. and Holland Limited Securitization, Inc.(7)
   10.26 Amendment No. 3 to Office Lease dated July 17, 1997, between Two Wisconsin Circle Joint Venture and HealthCare Financial Partners, Inc.(7)
   10.27 Amendment to Loan and Security Agreement dated as April 15, 1997 among Fleet Capital Corporation and HCFP Funding, Inc.(7)
   21.1        List of Subsidiaries of the Registrant.(7)

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

(7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Commission on February 20, 1998.

Reports on Form 8-K.

      None.

                                    SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HEALTHCARE FINANCIAL PARTNERS, INC.


DATE:  May 18, 1998                      By:  /s/ Edward P. Nordberg, Jr.
                                              ------------------------------
                                              EDWARD P. NORDBERG, JR.
                                              Executive Vice President and
                                              Chief Financial Officer