Form 10-Q
period 1998-06-30
HEALTHCARE FINANCIAL PARTNERS INC
filed 1998-08-13
CIK 1023300

--------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1998

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

Common Stock ($.01 par value)                     13,404,902 as of June 30, 1998

--------------------------------------------------------------------------------

                      HEALTHCARE FINANCIAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                          Page

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 1998
             and December 31, 1997 (Unaudited)..........................................................    1

             Condensed Consolidated Statements of Operations for the three and six
             months ended June 30, 1998 and June 30, 1997 (Unaudited)...................................    2

             Condensed Consolidated Statements of Equity for the
             year and six months ended December 31, 1997 and June 30, 1998 (Unaudited)..................    3

             Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 1998 and June 30, 1997 (Unaudited)..........................................    4

             Notes to Condensed Consolidated Financial Statements (Unaudited)...........................    5

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................................    7

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings.............................................................................   15

  Item 2.  Changes in Securities.........................................................................   15

  Item 3.  Defaults Upon Senior Securities...............................................................   15

  Item 4.  Submission of Matters to a Vote of Security Holders...........................................   15

  Item 5.  Other Information.............................................................................   15

  Item 6.  Exhibits and Reports on Form 8-K..............................................................   15

  SIGNATURES.............................................................................................   16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      HEALTHCARE FINANCIAL PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                  ASSETS                                        June 30,     December 31,
                                                                                  1998           1997
                                                                             --------------  -------------
Cash and cash equivalents                                                     $ 44,133,722    $ 18,668,703
Finance receivables                                                            352,538,221     250,688,138
Less:
  Allowance for losses on receivables                                            4,860,687       2,654,114
  Unearned fees                                                                  4,300,500       3,161,237
                                                                              ------------    ------------
       Net finance receivables                                                 343,377,034     244,872,787
Deferred income taxes                                                            1,822,517       1,041,520
Property and equipment, net                                                      1,347,299         416,284
Goodwill                                                                         1,652,334       1,740,097
Investment in affiliates                                                        11,366,219         767,244
Investments in securities                                                       10,387,046       1,442,814
Prepaid expenses and other assets                                                3,194,454       3,405,497
                                                                              ------------    ------------
       Total assets                                                           $417,280,625    $272,354,946
                                                                              ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                                $ 10,261,850    $ 40,157,180
Commercial paper facility                                                      117,102,446     101,179,354
Warehouse facility                                                              38,767,080      27,932,520
Client holdbacks                                                                 4,014,303       6,173,260
Accounts payable to clients                                                        331,917         834,367
Income taxes payable                                                             1,628,862       5,138,144
Due to affiliates                                                                  191,061               -
Accounts payable and accrued expenses                                            4,318,623       2,217,947
Notes payable                                                                    3,661,666         115,286
Accrued interest                                                                   749,035         776,700
                                                                              ------------    ------------
       Total liabilities                                                       181,026,843     184,524,758

Stockholders' equity
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized; none outstanding
  Common stock, par value $.01 per share; 60,000,000 shares
    authorized; 13,404,902 and 9,670,291 shares issued and
    outstanding, respectively                                                      134,050          96,703
  Paid-in-capital                                                              219,539,152      79,784,045
  Retained earnings                                                             16,663,471       7,949,440
  Accumulated other comprehensive income                                           (82,891)
                                                                              ------------    ------------
       Total stockholders' equity                                              236,253,782      87,830,188
                                                                              ------------    ------------
       Total liabilities and stockholders' equity                             $417,280,625    $272,354,946
                                                                              ============    ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended June 30,  Six Months Ended June 30,
                                                ---------------------------  -------------------------
                                                    1998           1997          1998         1997
                                                -------------  ------------  ------------  -----------
Fee and interest income:
  Fee and interest income from finance            $15,049,041    $5,460,542   $27,353,821  $ 9,948,875
   receivables
  Other interest income                               261,197        76,095       448,373      118,435
                                                  -----------    ----------   -----------  -----------
Total fee and interest income                      15,310,238     5,536,637    27,802,194   10,067,310
Interest expense                                    2,870,086     1,968,569     6,670,340    3,101,725
                                                  -----------    ----------   -----------  -----------
Net fee and interest income                        12,440,152     3,568,068    21,131,854    6,965,585
Provision for losses on receivables                 1,555,558       250,000     2,206,572      400,000
                                                  -----------    ----------   -----------  -----------
Net fee and interest income after provision
 for losses on receivables                         10,884,594     3,318,068    18,925,282    6,565,585
Asset management income                               313,268                     313,268
                                                  -----------    ----------   -----------  -----------
Operating income                                   11,197,862     3,318,068    19,238,550    6,565,585
Operating expenses:
  Compensation and benefits                         1,252,069       920,223     2,368,403    1,691,761
  Commissions                                               -        42,162        48,206       72,583
  Professional fees                                   387,156       112,545       565,237      285,962
  Occupancy                                           168,060        55,526       291,729      103,035
  Other                                             1,359,006       292,445     2,506,373    1,136,043
                                                  -----------    ----------   -----------  -----------
Total operating expenses                            3,166,291     1,422,901     5,779,948    3,289,384
Other income                                          433,752       304,628     1,068,054      691,687
                                                  -----------    ----------   -----------  -----------
Income before income taxes                          8,465,323     2,199,795    14,526,656    3,967,888
Income taxes                                        3,371,854       749,956     5,812,625    1,397,045
                                                  -----------    ----------   -----------  -----------
Net income                                        $ 5,093,469    $1,449,839   $ 8,714,031  $ 2,570,843
                                                  ===========    ==========   ===========  ===========

Basic earnings per share                          $       .38    $      .21   $       .74  $       .40
                                                  ===========    ==========   ===========  ===========
Weighted average shares outstanding                13,371,236     6,745,760    11,844,225    6,481,842
                                                  ===========    ==========   ===========  ===========

Diluted earnings per share                        $       .37    $      .21   $       .71  $       .39
                                                  ===========    ==========   ===========  ===========
Diluted weighted average shares outstanding        13,821,309     6,853,538    12,260,774    6,588,726
                                                  ===========    ==========   ===========  ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
                                  (UNAUDITED)



                                                                                        Accumulated
                                                                           Retained        Other
                                             Common         Paid-in        Earnings     Comprehensive      Total
                                              Stock         Capital       (Deficit)        Income          Equity
                                              -----         -------       ---------        ------          ------
Balance at December 31, 1996                 $ 62,150     $ 26,704,234   $   (45,408)                   $ 26,720,976

Net and Comprehensive Income                                               7,994,848                       7,994,848

Issuance of 3,450,000 shares of $.01
  par value common stock                       34,500       53,005,310                                    53,039,810

Common stock issuable under
  directors' option plan                                        15,989                                        15,989

Common stock issued under
  employee option plans                            53           58,512                                        58,565
                                             --------     ------------  ------------   ------------     ------------

Balance at December 31, 1997                   96,703       79,784,045     7,949,440                      87,830,188
                                                                                                        ------------
Comprehensive income:

   Net income                                                              8,714,031                       8,714,031

   Unrealized loss on investment
   securities available-for-sale,                                                           $(82,891)        (82,891)
   net of tax                                                                                           ------------

   Comprehensive Income                                                                                    8,631,140
                                                                                                        ------------
Issuance of 3,657,500 shares of $.01
  par value common stock                       36,575      137,895,839                                   137,932,414

Common stock issuable under
  directors' option plan                                         7,980                                         7,980

Common stock issued under employee
  option plans                                    772        1,851,288                                     1,852,060

                                             --------     ------------  ------------   -------------    ------------
Balance at June 30, 1998                     $134,050     $219,539,152   $16,663,471        $(82,891)   $236,253,782
                                             ========     ============  ============   =============    ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        Six months Ended June 30,
                                                                      -----------------------------
                                                                           1998           1997
                                                                       -------------   ------------
Operating activities
 Net income                                                            $   8,714,031   $  2,570,843
 Adjustments to reconcile net income to
  net cash provided by operations:
  Depreciation                                                               102,170         52,777
  Amortization of goodwill                                                    87,763              -
  Stock compensation plans                                                    18,049          7,994
  Provision for losses on receivables                                      2,206,572        400,000
  Deferred income taxes                                                     (780,997)       473,410
  Loss on investments                                                         34,318
  Changes in assets and liabilities:
   Decrease in accounts receivable from related parties                      191,061          5,576
   (Increase) decrease in prepaid expenses and other                         211,043     (1,925,942)
   Increase (decrease) in income taxes payable                            (2,450,012)     1,105,287
   (Decrease) in accrued interest                                            (27,665)      (130,812)
   Increase (decrease) in accounts payable and accrued expenses            1,264,470       (116,686)
                                                                       -------------   ------------
     Net cash provided by operating activities                             9,570,803      2,442,447

Investing activities
 Increase in finance receivables, net                                   (104,869,776)   (49,158,748)
 Investment in affiliates                                                (10,598,975)
 Purchase of property and equipment, net                                    (926,579)      (125,582)
 Investment in securities                                                 (3,260,276)
 Purchase of limited partnership interest, net of cash acquired                    -    (15,200,257)
                                                                       -------------   ------------
     Net cash used in investing activities                              (119,655,606)   (64,484,587)

Financing activities
 Net payments under line of credit                                       (29,895,330)    (3,829,737)
 Net borrowings under commercial paper facility                           15,923,092     12,388,617
 Net borrowings under warehouse facility                                  10,834,560
 Issuance of common stock, net of expenses                               138,747,725     53,039,810
 Principal payments in notes payable                                         (60,225)        14,653
 Distributions to limited partners, net                                                    (317,993)
                                                                       -------------   ------------
     Net cash provided by financing activities                           135,549,822     61,295,350
                                                                       -------------   ------------
 Net increase (decrease) in cash and cash equivalents                     25,465,019       (746,790)
 Cash and cash equivalents at beginning of period                         18,668,703     11,734,705
                                                                       -------------   ------------
 Cash and cash equivalents at end of period                            $  44,133,722   $ 10,987,915
                                                                       =============   ============

 Supplemental disclosure of cash flow information
  Cash payments for interest                                           $   6,698,005   $  3,232,537
                                                                       =============   ============
  Cash payments for income taxes                                       $   9,406,343   $    670,523
                                                                       =============   ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation

     The condensed consolidated financial statements of HealthCare Financial Partners, Inc. (the "Company") for 1997 include the accounts of the Company and the accounts of its wholly-owned subsidiaries, HCFP Funding, Inc., HCFP Funding II, Inc., HCFP Funding III, Inc., Wisconsin Circle Funding Corporation, Wisconsin Circle II Funding Corporation, and HealthCare Analysis Corporation. For 1998, they also include HCFP of California, Inc. and a newly formed wholly-owned subsidiary, HCFP REIT Management, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's principal activity is providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

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

     The HCFP REIT initially funded its operations with a private placement of common stock (the "REIT Offering") which closed on May 6, 1998. The net proceeds were $136.2 million. The Company owns approximately 9.2% of HCFP REIT. The Company's management anticipates that the HCFP REIT will invest in financing products not offered by the Company, which include permanent (long-term) mortgage loans, other real estate secured debt, purchase-leaseback transactions and other income-producing real estate-related assets in the healthcare industry.

     On March 17, 1998, the Company closed an equity offering in which it sold 3,657,500 shares of common stock and raised $137.9 million (after underwriters' discount and offering expenses).

     Effective May 1, 1998, the Company purchased a 49% interest in a healthcare consulting firm (ZA Consulting, LLC), an investment accounted for under the equity method. Income for the two months ended June 30, 1998, included in other income on the condensed consolidated statement of operations, was $250,950.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these condensed consolidated financial statements.

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

     During the first six months of 1998 and 1997, total comprehensive income amounted to $8,631,140 and $2,570,843, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based financing to healthcare providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practices. The Company targets small and middle market healthcare service providers with financing needs that range from $250,000 to $15,000,000 in healthcare sub-markets where growth, consolidation or restructuring appear likely in the near to medium term. The Company had 194 clients as of June 30, 1998, of which 60 were affiliates of one or more clients. The average amount outstanding per client or affiliated client group at June 30, 1998 was approximately $2.2 million. For the three and six month periods ended June 30, 1998, the Company's net income was $5.1 million and $8.7 million, respectively, and for the three and six month periods ended June 30, 1997, the Company's net income was $1.5 million and $2.6 million, respectively.

   The Company currently provides financing to its clients through (i) revolving lines of credit secured by, and advances against, accounts receivable (the "Accounts Receivable Program"), and (ii) term loans (accompanied, in certain cases, by warrants) secured by first or second liens on real estate, accounts receivable or other assets (the "STL Program"). Loans under the STL Program generally have terms of three years or less and are often made in conjunction with financing provided under the Accounts Receivable Program. To date, the Company has not incurred any credit losses in either program, although it periodically makes provisions for possible future losses in the ordinary course of its business.

   The Company has implemented a plan designed to ensure that all software used by the Company in connection with its services will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company does not anticipate that execution of this plan will have a material effect on its operating results. However, the Company is aware that some of its clients and payors may not have implemented such programs. The failure by clients and payors to implement necessary software changes may disrupt clients' computerized billing and collection systems and adversely affect clients' cash flow and collectibility of pledged accounts receivable. The Company is unable to predict the effects that any such failure may have on the financial condition and results of the operations of the Company. The Company is in the process of developing a contingency plan for any disruption in the computerized billing and collection systems of the Company's borrowers and their respective third-party payors, and the Company expects to have such a contingency plan in place by mid-1999.

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

Results of Operations

Three Month Period ended June 30, 1998 Compared to the Three Month Period Ended June 30, 1997

   Total fee and interest income increased from $5.5 million for the three month period ended June 30, 1997 to $15.3 million for the three month period ended June 30, 1998, an increase of 176.5%. The increase principally resulted from an increase of $214.9 million in average finance receivables outstanding due to the Company's growth in the Accounts Receivable and STL Programs during the period. Interest earned from the Accounts Receivable and STL Programs increased from $3.0 million for the three month period ended June 30, 1997 to $9.8 million for the three month period ended June 30, 1998, which accounted for $6.8 million of the $9.8 million growth in total fee and interest income between the periods. The Company increased its client base from 159 clients at June 30, 1997 to 194 clients at June 30, 1998. Additionally, existing clients increased their average borrowings from the Company in the three month period ended June 30, 1998 as compared to the prior year. The yields on finance receivables were 17.7% and 17.9% for the three month periods ended June 30, 1998 and 1997, respectively. Therefore, the increase in fee and interest income was principally due to growth in the volume of finance receivables.

   The yields on the Accounts Receivable Program for the three month periods ended June 30, 1998 and 1997 were 18.2% and 17.5%, respectively. The yields on the STL Program for the same periods were 16.3% and 23.1%, respectively. The decrease of 680 basis points for the STL Program noted for the periods being compared stems from the composition of the STL Program during these periods; at June 30, 1997, there were 25 clients in the program, and the majority had loans with terms of less than six months, resulting in a higher proportion of the yield being generated from commitment fee amortization. At June 30, 1998, there were 46 clients in the STL Program with the average loan term being two years, and commitment fees were being amortized over this longer average loan term.
The Company generally expects the yields under the Accounts Receivable Program to be greater than STL Program yields.

   Interest expense increased from $2.0 million for the three month period ended June 30, 1997 to $2.9 million for the three month period ended June 30, 1998, and the Company's average cost of borrowed funds decreased from 9.8% for the three month period ended June 30, 1997 to 8.5% for the three month period ended June 30, 1998, as a result of utilizing a lower-cost commercial paper facility for a greater proportion of the borrowings for the 1998 period. (See "Liquidity and Capital Resources".) The increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables, net fee and interest income from finance receivables increased 248.8.%, from $3.5 million for the three month period ended June 30, 1997 to $12.2 million for the three month period ended June 30, 1998. In general, the lower average cost of borrowed funds experienced in the second quarter of 1998 resulted in an increase in the annualized net interest margin from 11.4% for the three month period ended June 30, 1997 to 14.3% for the three month period ended June 30, 1998.

   The Company's provision for losses on receivables increased from $250,000 for the three month period ended June 30, 1997 to $1.6 million for the three month period ended June 30, 1998. This increase was attributable to the growth of the Company's finance receivables and the size of the Company's average client balance, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. In addition, this increase included $1.0 million in specific reserves. The Company experienced no credit losses in either period.

   Following the REIT Offering, the Company commenced management activities of the REIT, earning $313,268 in management fee income and incurring $385,531 in related expenses. These expenses, included in the Company's operating expenses, include amounts incurred by the Company prior to the commencement of the REIT's operations, such as salaries and related expenses incurred by the Company in preparation for the REIT Offering.

   Operating expenses increased from $1.4 million for the three month period ended June 30, 1997 to $3.2 million for the three month period ended June 30, 1998, a 122.5% increase. This increase was the result of a 36.1% increase in compensation benefits, a 202.7% increase in occupancy and a 244.0% increase in professional fees to support the Company's growth and expansion. The Company also experienced an increase of 364.7% in other operating costs, all as a result of the expansion of the Company's operations.

   Other income increased from $304,628 for the three month period ended June 30, 1997 to $433,752 for the three month period ended June 30, 1998. The increase in other income was largely attributable to income of $250,950 from an equity investment made in May 1998 in ZA Consulting, LLC, a healthcare consulting firm.

   In 1997, documentation and closing fees (internal legal fees) were also included in other income. Beginning in 1998, documentation and closing fees are offset against internal legal expenses, and the net amount is amortized over the terms of the associated finance receivable loans as an element of yield on the loans.

   Net income increased from $1.5 million for the three month period ended June 30, 1997 to $5.1 million for the three month period ended June 30, 1998 a 251.3% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.

Six Month Period Ended June 30, 1998 Compared to the Six Month Period Ended June 30, 1997

   Total fee and interest income increased from $10.1 million for the six month period ended June 30, 1997 to $27.8 million for the six month period ended June 30, 1998, an increase of 176.2%. The increase principally resulted from an increase of $197.7 million in average finance receivables outstanding due to the Company's growth in the Accounts Receivable and STL Programs during the period. Interest earned from the Accounts Receivable and STL Programs increased from $4.9 million for the six month period ended June 30, 1997 to $18.0 million for the six month period ended June 30, 1998, which accounted for $13.1 million of the $17.7 million growth in total fee and interest income between the periods. The Company increased its client base from 159 clients at June 30, 1997 to 194 clients at June 30, 1998. Additionally, existing clients increased their average borrowings from the Company in six month period ended June 30, 1998 as compared to the prior year. The yields on finance receivables were 17.4% and 17.6% for the six month periods ended June 30, 1998 and 1997, respectively. Therefore, the increase in fee and interest income was due to growth in the volume of finance receivables rather than increase in yield.

   The yields on the Accounts Receivable Program for the six month periods ended June 30, 1998 and 1997 were 17.6% and 16.9%, respectively. The yields on the STL Program for the same periods were 16.9% and 23.1%, respectively. The decrease of 620 basis points for the STL Program noted for the periods being compared stems from the composition of the STL Program during these periods; at June 30, 1997, there were 25 clients in the program, and the majority had loans with terms of less than six months, resulting in a higher proportion of the yield being generated from commitment fee amortization. At June 30, 1998, there were 46 clients in the STL Program with the average loan term being two years, and commitment fees were being amortized over this longer average loan term.
The Company generally expects the yields under the Accounts Receivable Program to be greater than STL Program yields.

   Interest expense increased from $3.1 million for the six month period ended June 30, 1997 to $6.7 million for the six month period ended June 30, 1998, and the Company's average cost of borrowed funds was 8.3% for both periods. The interest cost reduction resulting from the utilization of a lower-cost commercial paper facility for a greater proportion of the borrowings for the Accounts Receivable Program loans for the 1998 period was offset by the increased utilization of the higher priced warehouse facility for the growing STL Program loans. (See "Liquidity and Capital Resources".) The increase in interest expense was also the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables, net fee and interest income from finance receivables increased 202.1%, from $6.8 million for the six month period ended June 30, 1997 to $20.7 million for the six month period ended June 30, 1998. The decreased yield on finance receivables was offset by proportionately less borrowings and less interest expense due to increased equity raised by the Company in March 1998 and resulted in an increase in the annualized net interest margin from 12.1% for the six month period ended June 30, 1997 to 13.2% for the six month period ended June 30, 1998.

   The Company's provision for losses on receivables increased from $400,000 for the six month period ended June 30, 1997 to $2.2 million for the six month period ended June 30, 1998. This increase was attributable to the growth of the Company's finance receivables and the size of the Company's average client balance, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. In addition, this increase included $1.1 million in specific reserves. The Company experienced no credit losses in either period.

   Following the REIT Offering, the Company commenced management activities of the REIT, earning $313,268 in management fee income and incurring $415,410 in related expenses. These expenses, which are included in the overall operating expenses of the Company, include amounts incurred by the Company prior to the commencement of the REIT's operations, such as salaries and related expenses incurred by the Company in preparation for the REIT Offering.

   Operating expenses increased from $3.3 million for the six month period ended June 30, 1997 to $5.8 million for the six month period ended June 30, 1998, a 75.7% increase. This increase was the result of a 40% increase in compensation and benefits due to hiring additional personnel to support the Company's growth, as well as to provide personnel for the management of the REIT. The increase in personnel resulted in the need to lease additional office space. As a result, occupancy costs increased by 183.1%. The Company also experienced an increase of 120.6% in other operating costs, all as a result of the expansion of the Company's operations.

   Other income increased from $691,687 for the six month period ended June 30, 1997 to $1.1 million for the six month period ended June 30, 1998. The increase in other income was partly attributable to partnership income of $506,181 in 1998. This partnership income resulted form the foreclosure on, and subsequent sale of, a mortgage held by HCFP Funding III, L.P. ("Funding III, L.P."). Funding III, L.P. is a limited partnership in which HCFP Funding III, Inc., a wholly-owned subsidiary of the Company (Funding III), is the General Partner. Funding III, L.P. participated in a Department of Housing & Urban Development auction of a distressed mortgage loan portfolio, from which it purchased four loans. Funding III holds a 1% general and a 49% limited partnership interest in Funding III, L.P., and receives 60% of the income from the partnership's activities, which is included in other income. Additionally, other income includes $250,950 from an equity investment made in May 1998 in ZA Consulting, LLC, a healthcare consulting firm.

   In 1997, documentation and closing fees (internal legal fees) were also included in other income. Beginning in 1998, documentation and closing fees are offset against internal legal expenses, and the net amount is amortized over the terms of the associated finance receivable loans as an element of yield on the loans.

   Net income increased from $2.6 million for the six month period ended June 30, 1997 to $8.7 million for the six month period ended June 30, 1998 a 239.0% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.



Excess Collateral


   The Company's primary protection against credit losses on its Accounts Receivable Program is excess collateral consisting of client accounts receivable due from third-party payors which collateralize revolving lines of credit secured by, and advances against, accounts receivable. The Company obtains a first priority security interest in all of the clients' accounts receivable, including receivables not financed by the Company. As a result, amounts loaned or advanced to clients with respect to specific accounts receivable are cross-collateralized by the Company's security interest in other accounts receivable of the clients.

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

Turnover

   The Company's results of operations are affected by its collections of client accounts receivable. The Company's turnover of its finance receivables in its Accounts Receivable Program, calculated by dividing total collections of client accounts receivable for each of the following quarters by the average month end balance of finance receivables during such quarter, was 2.6x for both quarters ended March 31, 1998 and 1997; 2.2x for the quarter ended June 30, 1998; and 2.8x for the quarter ended June 30, 1997. Turnover for the six months ended June 30, 1998 was 2.4x and for the six months ended June 30, 1997 was 2.7x.

Liquidity and Capital Resources


   Cash flows resulting from operating activities provided sources of cash amounting to $9.6 million for the six month period ended June 30, 1998. This compares to operating cash flows of $2.4 million for the six month period ended June 30, 1997. The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities include cash payments for compensation and employee benefits, rent expense, and other administrative expenses. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its Accounts Receivable and STL Programs.

   The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. Financing has been obtained from both debt and equity sources. The debt financing has been generated from draws on the a $40 million revolving line of credit (the "Bank Facility"), with Fleet Capital Corporation ("Fleet"), the sale of commercial paper through an investment grade asset-backed commercial paper facility (the "CP Facility") with ING Baring (US) Capital Markets ("ING") which enables the Company to borrow up to $200 million, and a $100 million revolving warehouse line of credit (the "Warehouse Facility") with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB"). The source of equity financing during the first six months of 1998 was the sale of 3,657,500 shares of common stock to the public, which raised $137.9 million. During 1997 the Company sold 3,450,000 shares of common stock to the public and raised $53.0 million.


   The Bank Facility is a revolving line of credit. The interest rates payable by the Company under the Bank Facility adjust, based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. As of June 30, 1998 and December 31, 1997, $10.3 and $40.2 million, respectively, were outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5.0 million and a ratio of total debt to equity of not more than 3.0 to 1.0. In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined by the Bank Facility agreement) in excess of $1.0 million.
The inter-creditor arrangements entered into in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio. At June 30, 1998, the Company was in compliance with all of its covenants under the Bank Facility. The expiration date for the Bank Facility is March 29, 2002, subject to automatic renewal for one-year periods thereafter unless terminated by either party which requires six months prior written notice.

   In December 1996, the Company entered into an agreement with ING for $100 million commitment under the CP Facility. On December 30, 1997, that commitment was increased to $200 million. As of June 30, 1998, $117.1 million of commercial paper was outstanding under the CP Facility. As of December 31, 1997, $101.2 million of commercial paper was outstanding under the CP Facility. The CP Facility requires the Company to transfer advances and related receivables under its Accounts Receivable Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. The CP Facility generally requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $50 million. At June 30, 1998, the Company was in compliance with all of its covenants under the CP Facility. The maturity date for the CP Facility is December 5, 2001. However, the CP Facility may be terminated by the Company at any time after December 5, 1999, without penalty.

   On June 27, 1997, the Company entered into an agreement with CSFB under the Warehouse Facility. Under the terms of the Warehouse Facility, the Company is able to securitize certain loans under the Company's STL Program. The Company had a total borrowing capacity under the agreement of $50 million as of December 31, 1997. In February 1998, the commitment was raised to $100 million. As of June 30, 1998 and December 31, 1997, the Company had $38.8 million and $27.9 million, respectively, outstanding under the Warehouse Facility. The Warehouse Facility requires that the amount outstanding under the financing agreement may not exceed 88% of the principal amount of the STL Program loans securitized. Interest will accrue under the financing agreement at a rate of LIBOR plus 3.75% on the first $50 million and Libor plus 3.0% on the second $50 million. The Warehouse Facility requires that the loans advanced by the Company do not exceed 95% of the appraised value of the real estate or a multiple of the underwritten cash flow of the borrower, that the weighted average yield of advances under the Warehouse Facility must exceed the prime rate of interest plus 3%, that the maximum weighted average loan to value of advances under the Warehouse Facility must be no greater than 85%, and that no loan in the portfolio has a life greater than five years. Additionally, the Warehouse Facility requires that, to the extent that the Company makes advances in amounts greater than $7.5 million to any borrower, that excess is advanced by the Company through other sources. The commitment to make advances under the Warehouse Facility terminates on June 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement, however previous loans securitized will remain outstanding until they have been fully repaid. Additionally, under the terms of the agreement, the Company has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. At June 30, 1998, the Company was in compliance with all of the covenants of the agreement.

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

Interest Rate Sensitivity

   Interest rate sensitivity refers to the change in interest spread between the yield on the Company's portfolio and the cost of funds necessary to finance the portfolio (i.e., the Bank Facility, the CP Facility and the Warehouse Facility) resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings are affected. The interest rates charged on revolving lines of credit secured by accounts receivable adjust based upon changes in the prime rate. The fees charged on advances against accounts receivable are fixed at the time of any advance against a batch of receivables, although such fees may increase depending upon the timing of collections of receivables within the batch. The interest rates on the Company's term loans generally adjust based on the prime rate. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.75%. The interest rate on the CP Facility adjusts based upon changes in commercial paper rates. Because the Company finances most of the Accounts Receivable Program's activity through the CP Facility, there exists some interest rate risk since the interest rate on advances to the Company's clients under the Accounts Receivable Program will adjust based on the prime rate, and the interest rate on most of the Company's liabilities under the CP Facility will adjust based on commercial paper rates. Such limited interest rate sensitivity on the Accounts Receivable Program portfolio is not expected to have a material effect on the Company's net interest income if interest rates change. Additionally, because advances against accounts receivable are generally fixed and financed with the CP Facility, which has rates that adjust with changes in commercial paper rates, there exists interest rate sensitivity with respect to advances against accounts receivable, and if interest rates increase significantly, such an increase could have an adverse effect on the Company's net interest income. However, this interest rate sensitivity is mitigated by the fact that (i) advances against accounts receivable comprise only 5.4% of the finance receivables in the Accounts Receivable Program as of June 30, 1998, and (ii) the Company does not make long-term commitments with respect to advances against accounts receivable and therefore, retains substantial flexibility to negotiate fees based on changes in interest rates.

Inflation

Inflation has not had a significant effect on the Company's operating results to date.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their business. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or requests for equitable relief. While it is not possible to determine the ultimate disposition of each of these proceedings at this time, the Company believes that the ultimate disposition of such proceedings, individually and in the aggregate, will not have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries.

Item 2.  Changes in Securities -- Not Applicable

Item 3.  Defaults Upon Senior Securities -- Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -- Not Applicable

Item 5.  Other Information

         A stockholder who wishes to submit a proposal for action at the Company's annual meeting of stockholders to be held in 1999 but is not seeking to have the proposal considered for inclusion in the Company's proxy materials relating to the 1999 Annual Meeting must provide a written copy of the proposal to the management of the Company at the Company's principal executive office by March 19, 1999 and must otherwise comply with the rules of the Securities and Exchange Commission relating to stockholder proposals. If the stockholder does not comply with this procedure, proxies will be permitted to use their discretionary voting authority when the proposal is raised at the 1999 Annual Meeting without any discussion of the matter.

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

                                     HEALTHCARE FINANCIAL PARTNERS, INC.

DATE:                                /s/ Edward P. Nordberg, Jr.
      ----------------               --------------------------------------
                                     By:    Edward P. Nordberg, Jr.
                                            Executive Vice President and
                                               Chief Financial Officer
                                            (Principal Financial Officer)

                               Supplementary Data


As of and for the Three and Six Months Ended June 30, 1998

1) CONDENSED BALANCE SHEETS (UNAUDITED):


                                                                           June 30,                     December 31,
                                                                            1998                          1997 (1)
                                                                     ---------------------          ---------------------
ASSETS

Cash and cash equivalents                                               $     44,133,722               $     18,668,703
Finance receivables                                                          352,538,221                    250,688,138
Less:
   Allowance for losses on receivables                                         4,860,687                      2,654,114
   Unearned fees                                                               4,300,500                      3,161,237
                                                                     ---------------------          ---------------------
             Net finance receivables                                         343,377,034                    244,872,787
Deferred income taxes                                                          1,822,517                      1,041,520
Property and equipment, net                                                    1,347,299                        416,284
Goodwill                                                                       1,652,334                      1,740,097
Investments in affiliates                                                     11,366,219                        767,244
Investment securities                                                         10,387,046                      1,442,814
Prepaid expenses and other assets                                              3,194,454                      3,405,497
                                                                     ---------------------          ---------------------
             Total assets                                               $    417,280,625               $    272,354,946
                                                                     =====================          =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                          $     10,261,850               $     40,157,180
Commercial paper facility                                                    117,102,446                    101,179,354
Warehouse facility                                                            38,767,080                     27,932,520
Client holdbacks                                                               4,014,303                      6,173,260
Accounts payable to clients                                                      331,917                        834,367
Income taxes payable                                                           1,628,862                      5,138,144
Due to affiliates                                                                191,061
Accounts payable and accrued expenses                                          4,318,623                      2,217,947
Notes payable                                                                  3,661,666                        115,286
Accrued interest                                                                 749,035                        776,700
                                                                     ---------------------          ---------------------
             Total liabilities                                               181,026,843                    184,524,758

Stockholders' equity
   Preferred stock, par value $.01 per share;
      10,000,000 shares authorized; none outstanding
   Common stock, par value $.01 per share;
      60,000,000 shares authorized;
      13,404,902 and 9,670,291 shares
      issued and outstanding  respectively                                       134,050                         96,703
   Paid-in-capital                                                           219,539,152                     79,784,045
   Retained equity                                                            16,580,580                      7,949,440
                                                                     ---------------------          ---------------------
             Total stockholders' equity                                      236,253,782                     87,830,188
                                                                     ---------------------          ---------------------
             Total liabilities and equity                               $    417,280,625               $    272,354,946
                                                                     =====================          =====================


(1) The balance sheet as of December 31,1997 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2) KEY BALANCE SHEET DATA:

                                                           As of June 30,          As of Dec. 31,           As of June 30,
                                                                1998                   1997                     1997
                                                         ------------------------------------------------------------------------
Finance Receivables:
             Accounts Receivable Program                   $ 252,198,168      72%  $ 185,727,628       74%  $ 118,959,910     78%
             STL Program                                     100,340,053      28%  $  64,960,510       26%     33,419,937     22%
                                                         ------------------------------------------------------------------------
             Total                                         $ 352,538,221     100%  $ 250,688,138      100%  $ 152,379,847    100%
                                                         ========================================================================
Allowance for losses on receivables                        $   4,860,687           $   2,654,114            $   1,738,992
                                                         ================        ================         ================
Total Assets                                               $ 417,280,625           $ 272,354,946            $ 165,160,613
                                                         ================        ================         ================

Debt
             Line of Credit                                $  10,261,850       6%  $  40,157,180       24%  $  18,000,000     27%
             Commercial Paper Facility                       117,102,446      71%    101,179,354       60%     49,597,715     73%
             Warehouse Facility                               38,767,080      23%     27,932,520       16%              -      0%
                                                         ------------------------------------------------------------------------
             Total                                         $ 166,131,376     100%  $ 169,269,054      100%  $  67,597,715    100%
                                                         ========================================================================

Total Liabilities                                          $ 181,026,843           $ 184,524,758            $  82,820,990
                                                         ================        ================         ================
Client Holdbacks                                           $   4,014,303           $   6,173,260            $   9,979,524
                                                         ================        ================         ================
Total Debt                                                 $ 166,131,376      41%  $ 169,269,054       66%  $  67,597,715     45%
Total Stockholders' Equity                                   236,253,782      59%     87,830,188       34%     82,339,623     55%
                                                         ------------------------------------------------------------------------
Capitalization                                             $ 402,385,158     100%  $ 257,099,242      100%  $ 149,937,338    100%
                                                         ========================================================================
Book Value Per Share                                       $       17.62           $        9.08            $        8.52
                                                         ================        ================         ================

Note:  See attached Balance Sheets for additional information



3) CONDENSED STATEMENTS OF INCOME

                                                                       For the Quarter                   For the Six Months
                                                                 Ended June 30,                    Ended June 30,
                                                              -------------------------------     ----------------------------------

                                                                     1998            1997               1998             1997
                                                              ---------------- --------------     --------------- ----------------
Fee and interest income
  Fee and interest income from finance receivables...........    $ 15,049,041     $ 5,460,542        $ 27,353,821     $ 9,948,875
  Other interest income......................................         261,197          76,095             448,373         118,435
                                                              ---------------- ---------------    ---------------- ---------------

           Total fee and interest income.....................      15,310,238       5,536,637          27,802,194      10,067,310

Interest expense.............................................       2,870,086       1,968,569           6,670,340       3,101,725
                                                              ---------------- ---------------    ---------------- ---------------

           Net fee and interest income.......................      12,440,152       3,568,068          21,131,854       6,965,585
Provision for losses on receivables..........................       1,555,558         250,000           2,206,572         400,000
                                                              ---------------- ---------------    ---------------- ---------------

           Net fee and interest income after provision
               for losses on receivables.....................      10,884,594       3,318,068          18,925,282       6,565,585
Asset management income......................................         313,268                             313,268
                                                              ---------------- ---------------    --------------- ----------------

          Operating income...................................      11,197,862       3,318,068          19,238,550       6,565,585
Operating expenses...........................................       3,166,291       1,422,901           5,779,948       3,289,384
Other income.................................................         433,752         304,628           1,068,054         691,687
                                                              ---------------- ---------------    --------------- ---------------
Income before income taxes...................................       8,465,323       2,199,795          14,526,656       3,967,888

Income taxes.................................................       3,371,854         749,956           5,812,625       1,397,045
                                                              ---------------- ---------------    ---------------- ---------------

Net income...................................................    $  5,093,469     $ 1,449,839        $  8,714,031     $ 2,570,843
                                                              ================ ===============    ================ ===============
Basic earnings per share.....................................    $       0.38     $      0.21        $       0.74     $      0.40
Weighted average shares outstanding..........................      13,371,236       6,745,760          11,844,225       6,481,842

Diluted earnings per share...................................    $       0.37     $      0.21        $       0.71     $      0.39
Diluted weighted average shares outstanding..................      13,821,309       6,853,538          12,260,774       6,588,726


4)  COMMON SHARES INFORMATION:                       As of and for the            As of and for the            As of and for the
                                                       Quarter Ended                  Year Ended                 Quarter Ended
                                                          June 30,                     Dec. 31,                    June 30,
                                                            1998                         1997                        1997
                                                    ---------------------        ---------------------       ----------------------
             Total Shares Outstanding                         13,404,902                    9,670,291                    9,664,991

             Weighted Average Shares
                       Outstanding                            13,371,236                    8,087,857                    6,745,760

             Diluted Weighted Average Shares
                       Outstanding                            13,821,309                    8,310,111                    6,853,538


5)  SELECTED FINANCIAL DATA:
                                                                  As of or for the Quarter ended   As of or for the six months ended
                                                                             June 30,                            June 30,
                                                                       1998           1997                 1998           1997
                                                                  ------------------------------   --------------------------------
Number of clients being financed (1)                                          194            159                 194            159
Number of loans to clients                                                    224            170                 224            170

Yield Statistics:
--------------------------
Yield on finance receivables                                               17.68%         17.88%              17.39%         17.56%
Yield on Accounts Receivable Program receivables                           18.17%         17.45%              17.57%         16.86%
Yield on STL Program  receivables                                          16.32%         23.12%              16.94%         23.14%

Finance Spread and Margin:
----------------------------------------
Average yield on finance receivables                                       17.68%         17.88%              17.39%         17.56%
Average cost of debt                                                        8.52%          9.77%               8.32%          8.29%
                                                                  ---------------   ------------   -----------------   ------------
Net fee and interest spread                                                 9.16%          8.11%               9.07%          9.27%
Net fee and interest margin                                                14.31%         11.43%              13.15%         12.08%

Year-to-Year Growth Statistics:
----------------------------------------
Finance Receivables                                                       131.35%        130.82%             131.35%        130.82%
Fee and interest income                                                   176.53%         92.03%             176.16%         94.94%
Net income (1996 data pro forma)                                          251.31%         93.71%             238.96%        119.70%
Diluted earnings per share (1996 data pro forma)                           74.20%         68.04%              82.15%         98.01%

Other Operating Statistics:
----------------------------------------
Return on average working assets                                            5.98%          4.62%               5.54%          4.40%
Finance receivable turnover ratio (# times)                                 2.3            2.8                 2.4            2.7
Allowance for losses as a percentage of
          finance receivables                                               1.38%          1.14%               1.38%          1.14%
Total operating expenses as a percentage
          of average earning assets                                         3.72%          4.53%               3.67%          5.63%
Efficiency ratio (2)                                                       20.27%         25.70%              20.56%         32.67%
Leverage ratio (debt/equity)                                                0.70           0.82                0.70           0.82
Equity/Assets                                                              56.62%         49.85%              56.62%         49.85%

(1) Includes 60 and 69 clients who were affiliates of one or more clients in 1998 and 1997, respectively.
(2) Period to date operating expenses/total fee and interest income plus asset management income.