Form 10-Q
period 1998-09-30
HEALTHCARE FINANCIAL PARTNERS INC
filed 1998-11-12
CIK 1023300

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1998

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

                  Yes X                  No_
                      -

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock ($.01 par value)               13,405,177 as of September 30, 1998

================================================================================

                      HEALTHCARE FINANCIAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                        Page
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 1998
           and December 31, 1997 (Unaudited)...........................................................      1

           Condensed Consolidated Statements of Operations for the three and nine
           months ended September 30, 1998 and September 30, 1997 (Unaudited)..........................      2

           Condensed Consolidated Statements of Equity for the
           year and nine months ended December 31, 1997 and September 30, 1998 (Unaudited).............      3

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1998 and September 30, 1997 (Unaudited).................................      4

           Notes to Condensed Consolidated Financial Statements (Unaudited)............................      5

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................................................      7

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.............................................................................     15

 Item 2. Changes in Securities.........................................................................     15

 Item 3. Defaults Upon Senior Securities...............................................................     15

 Item 4. Submission of Matters to a Vote of Security Holders...........................................     15

 Item 5. Other Information.............................................................................     15

 Item 6. Exhibits and Reports on Form 8-K..............................................................     15

 SIGNATURES............................................................................................     16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                   ASSETS                                        September 30,         December 31,
                                                                                     1998                 1997
                                                                             --------------------  ------------------
Cash and cash equivalents                                                           $ 32,506,291         $ 18,668,703
Finance receivables                                                                  389,684,700          250,688,138
Less:
   Allowance for losses on receivables                                                 5,254,424            2,654,114
   Unearned fees                                                                       3,505,985            3,161,237
                                                                                    ------------         ------------
       Net finance receivables                                                       380,924,291          244,872,787
Deferred income taxes                                                                  1,850,525            1,041,520
Property and equipment, net                                                            1,468,262              416,284
Goodwill                                                                               1,607,777            1,740,097
Investment in affiliates                                                              11,334,647              767,244
Investments in securities                                                             10,390,315            1,442,814
Due from affiliates                                                                    5,805,276
Prepaid expenses and other assets                                                      3,797,221            3,405,497
                                                                                    ------------         ------------
       Total assets                                                                 $449,684,605         $272,354,946
                                                                                    ============         ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                                      $ 35,500,000         $ 40,157,180
Commercial paper facility                                                            125,284,463          101,179,354
Warehouse facility                                                                    30,549,160           27,932,520
Client holdbacks                                                                       4,194,437            6,173,260
Accounts payable to clients                                                              393,799              834,367
Income taxes payable                                                                   1,784,586            5,138,144
Accounts payable and accrued expenses                                                  5,853,809            2,217,947
Notes payable                                                                          3,648,144              115,286
Accrued interest                                                                         858,039              776,700
                                                                                    ------------         ------------
       Total liabilities                                                             208,066,437          184,524,758

Stockholders' equity
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized; none outstanding
   Common stock, par value $.01 per share; 60,000,000 shares
  authorized; 13,405,177 and 9,670,291 shares issued and
  outstanding, respectively                                                              134,052               96,703
   Paid-in-capital                                                                   219,579,086           79,784,045
   Retained earnings                                                                  22,006,954            7,949,440
   Accumulated other comprehensive income                                               (101,924)
                                                                                    ------------         ------------
       Total stockholders' equity                                                    241,618,168           87,830,188
                                                                                    ------------         ------------
       Total liabilities and stockholders' equity                                   $449,684,605         $272,354,946
                                                                                    ============         ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                -------------------------------  ---------------------------------
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                -------------------------------  ---------------------------------
                                                     1998             1997            1998              1997
                                                ---------------  --------------  ---------------  ----------------
Fee and interest income:
   Fee and interest income from finance
    receivables                                     $14,570,561      $7,740,139      $41,924,382       $17,689,014
   Other interest income                                199,683          93,299          648,056           211,734
                                                    -----------      ----------      -----------       -----------
Total fee and interest income                        14,770,244       7,833,438       42,572,438        17,900,748
Interest expense                                      3,173,511       1,984,344        9,843,851         5,086,069
                                                    -----------      ----------      -----------       -----------
Net fee and interest income                          11,596,733       5,849,094       32,728,587        12,814,679
Provision for losses on receivables                     393,737         605,000        2,600,309         1,005,000
                                                    -----------      ----------      -----------       -----------
Net fee and interest income after provision
 for losses on receivables                           11,202,996       5,244,094       30,128,278        11,809,679
Asset management income                                 673,834                          987,102
                                                    -----------      -----------     -----------       -----------
Operating income                                     11,876,830       5,244,094       31,115,380        11,809,679
Operating expenses:
   Compensation and benefits                          1,548,075         946,622        3,916,478         2,638,383
   Commissions                                           12,496          52,146           60,702           124,729
   Professional fees                                    431,057          79,403          996,294           365,365
   Occupancy                                            232,291          56,832          524,020           159,867
   Other                                              1,705,558         537,072        4,211,931         1,673,115
                                                    -----------      ----------      -----------       -----------
Total operating expenses                              3,929,477       1,672,075        9,709,425         4,961,459
Other income                                            978,942         418,439        2,046,996         1,110,126
                                                    -----------      ----------      -----------       -----------
Income before income taxes                            8,926,295       3,990,458       23,452,951         7,958,346
Income taxes                                          3,582,812       1,532,034        9,395,437         2,929,079
                                                    -----------      ----------      -----------       -----------
Net income                                          $ 5,343,483      $2,458,424      $14,057,514       $ 5,029,267
                                                    ===========      ==========      ===========       ===========

Basic earnings per share                            $       .40      $      .25      $      1.14       $       .67
                                                    ===========      ==========      ===========       ===========
Weighted average shares outstanding                  13,404,950       9,665,580       12,368,264         7,554,750
                                                    ===========      ==========      ===========       ===========

Diluted earnings per share                          $       .39      $      .25      $      1.10       $       .65
                                                    ===========      ==========      ===========       ===========
Diluted weighted average shares outstanding          13,799,457       9,924,765       12,781,423         7,719,101
                                                    ===========      ==========      ===========       ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
                                  (UNAUDITED)



                                                                                      ACCUMULATED
                                                                        RETAINED         OTHER
                                             COMMON       PAID-IN       EARNINGS     COMPREHENSIVE       TOTAL
                                              STOCK       CAPITAL       (DEFICIT)        INCOME          EQUITY
                                            ---------  -------------  -------------  --------------  --------------
Balance at December 31, 1996                 $ 62,150   $ 26,704,234   $   (45,408)                   $ 26,720,976

Net and Comprehensive Income                                             7,994,848                       7,994,848

Issuance of 3,450,000 shares of $.01
  par value common stock                       34,500     53,005,310                                    53,039,810

Common stock issuable under
  directors' option plan                                      15,989                                        15,989

Common stock issued under
  employee option plans                            53         58,512                                        58,565
                                            ---------  -------------  ------------   -------------    ------------

Balance at December 31, 1997                   96,703     79,784,045     7,949,440                      87,830,188
                                                                                                      ------------

Comprehensive income:

   Net income                                                           14,057,514                      14,057,514

   Unrealized loss on investment
    securities available-for-sale,
    net of tax                                                                           $(101,924)       (101,924)
                                                                                                      ------------

   Comprehensive Income                                                                                 13,955,590
                                                                                                      ------------

Issuance of 3,657,500 shares of $.01
  par value common stock                       36,575    137,895,839                                   137,932,414

Common stock issuable under
  directors' option plan                                      11,970                                        11,970

Common stock issued and issuable
  under employee option plans                     774      1,887,232                                     1,888,006
                                             --------   ------------  ------------   -------------    ------------

Balance at September 30, 1998                $134,052   $219,579,086   $22,006,954       $(101,924)   $241,618,168
                                             ========   ============  ============   =============    ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------------
                                                                             1998               1997
                                                                      ------------------  -----------------
Operating activities
   Net income                                                             $  14,057,514      $   5,029,267
   Adjustments to reconcile net income to
  net cash provided by operations:
  Depreciation                                                                  160,278             91,115
  Amortization of goodwill                                                      132,320             47,690
  Stock compensation plans                                                       52,249             11,991
  Provision for losses on receivables                                         2,600,309          1,005,000
  Deferred income taxes                                                        (809,005)          (527,308)
  Gain on investments                                                          (528,393)
  Changes in assets and liabilities:
   Increase in accounts receivable from related parties                      (5,805,276)           (75,308)
   Increase in prepaid expenses and other                                      (391,724)        (3,086,013)
   (Decrease) increase in income taxes payable                               (2,291,590)         3,457,736
   Increase in accrued interest                                                  81,339            225,650
   Increase (decrease) in accounts payable and accrued expenses               2,567,093         (1,044,686)
                                                                          -------------      -------------
     Net cash provided by operating activities                                9,825,114          5,135,134
INVESTING ACTIVITIES
 Increase in finance receivables, net                                      (142,630,636)      (114,466,705)
 Investment in affiliates                                                   (10,567,403)
 Purchase of property and equipment, net                                     (1,105,651)          (201,546)
 Investment in securities                                                    (2,425,421)
 Purchase of limited partnership interest, net of cash acquired                                (15,200,257)
                                                                          -------------      -------------
     Net cash used in investing activities                                 (156,729,111)      (129,868,508)
FINANCING ACTIVITIES
 Net (payments) borrowings under line of credit                              (4,657,180)         4,373,925
 Net borrowings under commercial paper facility                              24,105,109         47,732,189
 Net borrowings under warehouse facility                                      2,616,640         23,721,720
 Issuance of common stock, net of expenses                                  138,750,763         53,087,878
 Net (payments) borrowings under notes payable                                  (73,747)             1,930
 Distributions to limited partners, net                                                           (317,993)
                                                                          -------------      -------------
     Net cash provided by financing activities                              160,741,585        128,599,649
                                                                          -------------      -------------
 Net increase in cash and cash equivalents                                   13,837,588          3,866,275
 Cash and cash equivalents at beginning of period                            18,668,703         11,734,705
                                                                          -------------      -------------
 Cash and cash equivalents at end of period                               $  32,506,291      $  15,600,980
                                                                          =============      =============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest                                              $   9,762,512      $   4,860,419
                                                                          =============      =============
  Cash payments for income taxes                                          $  12,496,020      $     688,633
                                                                          =============      =============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of HealthCare Financial Partners, Inc. (the "Company") for 1997 include the accounts of the Company and the accounts of its wholly-owned subsidiaries, HCFP Funding, Inc., HCFP Funding II, Inc., HCFP Funding III, Inc., Wisconsin Circle Funding Corporation, Wisconsin Circle II Funding Corporation, and HealthCare Analysis Corporation. For 1998, they also include HCFP of California, Inc. and two newly-formed wholly-owned subsidiaries, HCFP REIT Management, Inc. and HCFP HC Management, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's principal activity is providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

     On February 9, 1998, the Company announced the formation of HealthCare Financial Partners REIT, Inc., an entity that will elect to be taxed as a real estate investment trust ("HCFP REIT"). Effective March 1998, the Company formed HCFP REIT Management, Inc., a wholly owned subsidiary. This subsidiary was formed to manage HCFP REIT, and will be compensated on a fee basis for management services. The Company's management believes that HCFP REIT represents an effective means for the Company to enhance its client relationships by referring such clients' long-term real estate financing needs to HCFP REIT.

     HCFP REIT initially funded its operations with a private placement of common stock (the "REIT Offering") which closed in May 1998. The net proceeds were $136.2 million. The Company owns approximately 9.2% of HCFP REIT. The Company's management anticipates that HCFP REIT will invest in financing products not offered by the Company, which include permanent (long-term) mortgage loans, other real estate secured debt, purchase-leaseback transactions and other income-producing real estate-related assets in the healthcare industry.

     On March 17, 1998, the Company closed an equity offering in which it sold 3,657,500 shares of common stock and raised $137.9 million (after the underwriters' discount and offering expenses).

     Effective May 1, 1998, the Company purchased a 49% interest in a healthcare consulting firm (ZA Consulting, LLC), an investment accounted for under the equity method. Income for the three and nine months ended September 30, 1998, included in other income on the condensed consolidated statement of operations, was $315,000 and $566,000.

     In July 1998, the Company's wholly-owned subsidiary HCFP HC Management, Inc. entered into an agreement to manage the operations of Health Charge, Inc. ("Health Charge"). Health Charge offers a private label credit card to hospitals and other healthcare providers which can be used by patients as a means of paying the private pay portion of their treatment. Since entering the agreement, the Company has earned $52,000 for its management activities. This amount is included in asset management income.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998. The notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 should be read in conjunction with these condensed consolidated financial statements.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's investment securities available-for-sale, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

     During the first nine months of 1998 and 1997, total comprehensive income amounted to $13.9 million and $5.0 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based financing to healthcare providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, physician practices, and hospitals. The Company targets small and middle market healthcare service providers with financing needs that range from $250,000 to $30 million in healthcare sub-markets where growth, consolidation or restructuring appear likely in the near to medium term. The Company had 195 clients as of September 30, 1998, of which 58 were affiliates of one or more clients. The average amount outstanding per client or affiliated client group at September 30, 1998 was approximately $2.5 million. For the three and nine month periods ended September 30, 1998, the Company's net income was $5.3 million and $14.1 million, respectively, and for the three and nine month periods ended September 30, 1997, the Company's net income was $2.5 million and $5.0 million, respectively.

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

  The Company has implemented a plan designed to ensure that all software used by the Company in connection with its services will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. The Company believes that all software presently in use that is significant to day-to-day operations can effectively manage the transition of dates from those in 1999 to those in 2000 without the issues enumerated above.

  The Company is also assessing the ability of certain computing applications which are not considered essential to day-to-day operations, such as various desk top applications, to manage the transition of dates from 1999 to 2000. The Company expects to have completed this aspect of its review and to have replaced or remediated these applications by mid-1999.

  To date, the execution of this plan has not had a material effect on the Company's operating results, and the Company does not anticipate that the continued execution of this plan will have a material effect on its operating results. However, the Company is aware that some of its clients and payors may not have implemented such programs. The failure by clients and payors to implement necessary software changes may disrupt clients' computerized billing and collection systems and adversely affect clients' cash flow and collectibility of the Company's finance receivables. The Company is unable to predict the effects that any such failure may have on the financial condition and results of the operations of the Company. The Company is in the process of developing a contingency plan for any disruption in the computerized billing and collection systems of the Company's borrowers and their respective third-party payors, and the Company expects to have such a contingency plan in place by mid-1999.

  In addition, the Company may be subject to general economic disruptions stemming from problems related to year 2000 computer issues. Such circumstances may unfavorably affect the manner in which the Company presently conducts its business and, in turn, may negatively affect the Company's operating results.

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

RESULTS OF OPERATIONS

Three Month Period ended September 30, 1998 Compared to the Three Month Period Ended September 30, 1997

  Total fee and interest income increased from $7.8 million for the three month period ended September 30, 1997 to $14.8 million for the three month period ended September 30, 1998, an increase of 88.6%. The increase principally resulted from an increase of $128.1 million in average finance receivables outstanding due to the Company's growth in the Accounts Receivable and STL Programs during the period. Interest earned from the Accounts Receivable and STL Programs increased from $4.9 million for the three month period ended September 30, 1997 to $10.3 million for the three month period ended September 30, 1998, which accounted for $5.4 million of the $6.9 million growth in total fee and interest income between the periods. The Company increased its net client base from 180 clients at September 30, 1997 to 195 clients at September 30, 1998. This net increase resulted from the addition of 145 new clients, which replaced 120 clients that generally maintained smaller average balances. Additionally, remaining clients increased their average borrowings from the Company in the three month period ended September 30, 1998 as compared to the prior year. The overall yields on finance receivables were 16.6% and 17.6% for the three month periods ended September 30, 1998 and 1997, respectively. The yields on the Accounts Receivable Program for the three month periods ended September 30, 1998 and 1997 were 15.5% and 16.9%, respectively. The yields on the STL Program for the three month periods ended September 30, 1998 and 1997 were 19.1% and 18.2%, respectively. Therefore, the increase in fee and interest income was due to the growth in volume of finance receivables and increased yields in the STL Program

  Interest expense increased from $2.0 million for the three month period ended September 30, 1997 to $3.2 million for the three month period ended September 30, 1998, while the Company's average cost of borrowed funds decreased slightly from 8.3% for the three month period ended September 30, 1997 to 8.2% for the three month period ended September 30, 1998, as a result of utilizing a lower-cost commercial paper facility for a greater proportion of the borrowings for the 1998 period. (See "Liquidity and Capital Resources".) The increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables, net fee and interest income increased 98.0%, from $5.8 million for the three month period ended September 30, 1997 to $11.0 million for the three month period ended September 30, 1998. In general, the lower yield on finance receivables coupled with the negligible decrease in the average cost of borrowed funds experienced in the third quarter of 1998 resulted in a minimal decrease in the annualized net interest margin from 13.2% for the three month period ended September 30, 1997 to 13.0% for the three month period ended September 30, 1998.

  The Company's provision for losses on receivables decreased from $605,000 for the three month period ended September 30, 1997 to $394,000 for the three month period ended September 30, 1998. The provision recognized during both periods was the amount estimated by management that was necessary to maintain a sufficient allowance for losses on receivables based on the composition of the finance receivable portfolio at those times, which represented approximately one percent of the growth in finance receivables during such periods. The Company experienced no credit losses in either period.

  As discussed in the footnotes to the financial statements appearing in Item 1, the Company began managing HCFP REIT and Health Charge in 1998. Management fees earned in connection with these activities were $674,000 for the three months ended September 30, 1998. Expenses directly related to these activities for the same period were $725,000. These expenses are included in the Company's operating expenses.

  Operating expenses increased from $1.7 million for the three month period ended September 30, 1997 to $3.9 million for the three month period ended September 30, 1998, a 135.0% increase. This increase resulted from a 63.5% increase in compensation and benefits and a 308.7% increase in occupancy expenses both resulting from Company growth and from assembling personnel to support the management of HCFP REIT. Professional fees and other expenses also increased by 442.9% and 217.6%, respectively, also in support of the Company's growth.

  Other income increased from $418,000 for the three month period ended September 30, 1997 to $979,000 for the three month period ended September 30, 1998. The increase in other income was largely attributable to income of $315,000 from an equity investment made in May 1998 in ZA Consulting, LLC, a healthcare consulting firm, and $563,000 on net gains from sales of warrants and other investments.

  In 1997, documentation and closing fees (internal legal fees) were also included in other income. Beginning in 1998, documentation and closing fees are offset against internal legal expenses, and the net amount is amortized over the terms of the associated finance receivable loans as an element of the yield on finance receivables.

  Net income increased from $2.5 million for the three month period ended September 30, 1997 to $5.3 million for the three month period ended September 30, 1998, a 117.4% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.

Nine Month Period Ended September 30, 1998 Compared to the Nine Month Period Ended September 30, 1997

  Total fee and interest income increased from $17.9 million for the nine month period ended September 30, 1997 to $42.6 million for the nine month period ended September 30, 1998, an increase of 137.8%. The increase principally resulted from an increase of $188.5 million in average finance receivables outstanding due to the Company's growth in the Accounts Receivable and STL Programs during the period. Interest earned from the Accounts Receivable and STL Programs increased from $9.9 million for the nine month period ended September 30, 1997 to $28.3 million for the nine month period ended September 30, 1998, which accounted for $18.4 million of the $24.7 million growth in total fee and interest income between the periods. The Company increased its net client base from 180 clients at September 30, 1997 to 195 clients at September 30, 1998. This net increase resulted from the addition of 145 new clients, which replaced 120 clients that generally maintained smaller average balances. Additionally, existing clients increased their average borrowings from the Company in nine month period ended September 30, 1998 as compared to the prior year. The overall yields on finance receivables were 17.1% and 16.9% for the nine month periods ended September 30, 1998 and 1997, respectively. Therefore, the increase in fee and interest income was due to growth in the volume of finance receivables as well as a nominal increase in yield.

  The yields on the Accounts Receivable Program for the nine month periods ended September 30, 1998 and 1997 were 16.9% and 16.6%, respectively. The yields on the STL Program for the same periods were

17.6% and 16.9%, respectively. The Company has experienced higher yields in the STL Program than the Accounts Receivable Program because various clients have refinanced their STL Program bridge financings with long-term financing from other lenders, and concurrent with such refinancings, the Company recognized the balance of any unamortized commitment and success fees. However, the Company generally expects the yields under the Accounts Receivable Program to be greater than STL Program yields.

  Interest expense increased from $5.1 million for the nine month period ended September 30, 1997 to $9.8 million for the nine month period ended September 30, 1998, and the Company's average cost of borrowed funds was decreased from 8.6% for the nine months ended September 30, 1997 to 8.3% for the same period in 1998. The interest cost reduction resulted from the utilization of a lower-cost commercial paper facility for a greater proportion of the borrowings for the Accounts Receivable Program loans for the 1998 period. (See "Liquidity and Capital Resources".) The increase in interest expense resulted from higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables, net fee and interest income increased 155.5%, from $12.8 million for the nine month period ended September 30, 1997 to $32.7 million for the nine month period ended September 30, 1998. The increased yield on finance receivables, as well as proportionately less borrowings and less interest expense due to increased equity raised by the Company in March 1998, resulted in an increase in the annualized net interest margin from 12.1% for the nine month period ended September 30, 1997 to 13.1% for the nine month period ended September 30, 1998.

  The Company's provision for losses on receivables increased from $1.0 million for the nine month period ended September 30, 1997 to $2.6 million for the nine month period ended September 30, 1998. This increase was attributable to the growth of the Company's finance receivables and the size of the Company's average client balance, which are among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. In addition, this increase included $1.1 million in specific reserves which were accrued in the first and second quarters of 1998. The Company experienced no credit losses in either of the nine-month periods ended September 30, 1998 and 1997.

  As discussed in the footnotes to the financial statements appearing in Item 1, the Company began managing HCFP REIT and Health Charge in 1998. Management fees earned in connection with these activities were $987,000 for the nine months ended September 30, 1998. Expenses directly related to these activities for the same period were $1.2 million. These expenses are included in the Company's operating expenses.

  Operating expenses increased from $5.0 million for the nine month period ended September 30, 1997 to $9.7 million for the nine month period ended September 30, 1998, a 95.7% increase. This increase resulted from a 48.4% increase in compensation and benefits and a 227.8% increase in occupancy expenses both resulting from Company growth and from assembling personnel to support the management of HCFP REIT. Professional fees and other expenses also increased by 172.7% and 151.7%, respectively, also in support of the Company's growth.

  Other income increased from $1.1 million for the nine month period ended September 30, 1997 to $2.0 million for the nine month period ended September 30, 1998. The increase in other income was partly attributable to partnership income of $506,000 in 1998. This partnership income resulted from the foreclosure on, and subsequent sale of, a mortgage held by HCFP Funding III, L.P. ("Funding III, L.P."). Funding III, L.P. is a limited partnership in which HCFP Funding III, Inc., a wholly-owned subsidiary of the Company ("Funding III"), is the General Partner. Funding III, L.P. participated in a Department of Housing & Urban Development auction of a distressed mortgage loan portfolio, from which it purchased four loans. Funding III holds a 1% general and a 49% limited partnership interest in Funding III, L.P., and receives 60% of the income from the partnership's activities, which is included in other income. Additionally, other income includes $566,000 from an equity investment made in May 1998 in ZA Consulting, LLC, a healthcare consulting firm, and $528,000 on net gains from sales of warrants and other investments.

  In 1997, documentation and closing fees (internal legal fees) were also included in other income. Beginning in 1998, documentation and closing fees are offset against internal legal expenses, and the net amount is amortized over the terms of the associated finance receivable loans as an element of the yield on finance receivables.

  Net income increased from $5.0 million for the nine month period ended September 30, 1997 to $14.1 million for the nine month period ended September 30, 1998 a 179.5% increase, primarily as a result of the overall growth in the Company's finance receivables as described above.


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

  With respect to revolving lines of credit secured by accounts receivable, the Company will extend credit only up to a maximum percentage, ranging from 65% to 85%, of the estimated net collectible value of the accounts receivable due from third-party payors. The Company obtains a first priority security interest in all of the clients' accounts receivable, and may apply payments received with respect to the full amount of the clients' accounts receivable to offset any amounts due from the clients. The estimated net collectible value of the clients' accounts receivable thus exceeds at all times balances under lines of credit secured by such accounts receivable.

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

  The Company's results of operations are affected by its collections of client accounts receivable. The Company's turnover of its finance receivables in its Accounts Receivable Program, calculated by dividing total collections of client accounts receivable for each of the following quarters by the average month end balance of finance receivables during such quarter, was 2.6x for both quarters ended March 31, 1998 and 1997; 2.2x for the quarter ended June 30, 1998; 2.8x for the quarter ended June 30, 1997; 2.3x for the quarter ended September 30, 1998; and 2.7x for the quarter ended September 30, 1997. Quarterly average turnover for the nine months ended September 30, 1998 was 2.4x and for the nine months ended September 30, 1997 was 2.7x.


LIQUIDITY AND CAPITAL RESOURCES

  Cash flows resulting from operating activities provided sources of cash amounting to $9.8 million for the nine month period ended September 30, 1998. This compares to operating cash flows of $5.1 million for the nine month period ended September 30, 1997. The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities include cash payments for compensation and employee benefits, rent expense, and other administrative expenses. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its Accounts Receivable and STL Programs.

  The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. Financing has been obtained from both debt and equity sources. The debt financing has been generated from draws on the a $40 million revolving line of credit (the "Bank Facility"), with Fleet Capital Corporation ("Fleet"), the sale of commercial paper through an investment grade asset-backed commercial paper facility (the "CP Facility") with ING Baring (US) Capital Markets ("ING") which enables the Company to borrow up to $200 million, and a $100 million revolving warehouse line of credit (the "Warehouse Facility") with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB"). The source of equity financing during the first nine months of 1998 was the sale of 3,657,500 shares of common stock to the public, which raised $137.9 million. During 1997 the Company sold 3,450,000 shares of common stock to the public and raised $53.0 million.

  The Bank Facility is a revolving line of credit. The interest rates payable by the Company under the Bank Facility are at prime and adjust based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.0%, effective October 28, 1998. As of September 30, 1998 and December 31, 1997, $35.5 and $40.2 million, respectively, were outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5.0 million and a ratio of total debt to equity of not more than 3.0 to 1.0. In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined by the Bank Facility agreement) in excess of $1.0 million. The inter-creditor arrangements entered into with Fleet in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio for the Bank Facility. At September 30, 1998, the Company was in compliance with all of its covenants under the Bank Facility. The expiration date for the Bank Facility is March 29, 2002, subject to automatic renewal for one-year periods thereafter unless terminated by either party which requires six months prior written notice.

  In December 1996, the Company entered into an agreement with ING for $100 million commitment under the CP Facility. On December 30, 1997, that commitment was increased to $200 million. As of September 30,

1998, $125.3 million of commercial paper was outstanding under the CP Facility. As of December 31, 1997, $101.2 million of commercial paper was outstanding under the CP Facility. The CP Facility requires the Company to transfer advances and related receivables under its Accounts Receivable Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. The Company pays CP rates plus 1.75% to the Conduit. The CP Facility generally requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $50 million. At September 30, 1998, the Company was in compliance with all of its covenants under the CP Facility. The maturity date for the CP Facility is December 5, 2001. However, the CP Facility may be terminated by the Company at any time after December 5, 1999, without penalty.

  On June 27, 1997, the Company entered into an agreement with CSFB under the Warehouse Facility. Under the terms of the Warehouse Facility, the Company is able to securitize certain loans under the Company's STL Program. The Company had a total borrowing capacity under the agreement of $50 million as of December 31, 1997. In February 1998, the commitment was raised to $100 million. As of September 30, 1998 and December 31, 1997, the Company had $30.5 million and $27.9 million, respectively, outstanding under the Warehouse Facility. The Warehouse Facility requires that the amount outstanding under the financing agreement may not exceed 88% of the principal amount of the STL Program loans securitized. Interest will accrue under the financing agreement at a rate of LIBOR plus 3.75% on the first $50 million and Libor plus 3.0% on the second $50 million. The Warehouse Facility requires that the loans advanced by the Company do not exceed 95% of the appraised value of the real estate or a multiple of the underwritten cash flow of the borrower, that the weighted average yield of advances under the Warehouse Facility must exceed the prime rate of interest plus 3%, that the maximum weighted average loan to value of advances under the Warehouse Facility must be no greater than 85%, and that no loan in the portfolio has a life greater than five years. Additionally, the Warehouse Facility requires that, to the extent that the Company makes advances in amounts greater than $7.5 million to any borrower, that excess is advanced by the Company through other sources. The commitment to make advances under the Warehouse Facility terminates on September 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement, however previous loans securitized will remain outstanding until they have been fully repaid. Additionally, under the terms of the agreement, the Company has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. At September 30, 1998, the Company was in compliance with all of the covenants of the agreement.

  The Company requires substantial capital to finance its business. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability and the terms of financing. The Company expects to fund its future financing activities principally from (i) the CP Facility, which expires on June 5, 2001, (ii) the Bank Facility, which expires on March 29, 2002, subject to automatic renewals for one-year periods thereafter unless terminated by either party and (iii) the Warehouse Facility, which expires on June 27, 1999. While the Company expects to be able to obtain new financing facilities or renew these existing financing facilities and to have continued access to other sources of credit after expiration of these facilities, there is no assurance that such financing will be available, or, if available, that it will be on terms favorable to the Company.

INTEREST RATE SENSITIVITY


  Interest rate sensitivity refers to the change in interest spread between the yield on the Company's portfolio and the cost of funds necessary to finance the portfolio (i.e., the Bank Facility, the CP Facility and the Warehouse Facility) resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings are affected. Additionally, to the extent that the Company's portfolio is not levered, when interest rates are rising, the Company's net interest income rises; similarly, when interest rates are falling, the Company's interest income decreases. The interest rates charged on revolving lines of credit secured by accounts receivable adjust based upon changes in the prime rate. The fees charged on advances against accounts receivable are fixed at the time of any advance against a batch of receivables, although such fees may increase depending upon the timing of collections of receivables within the batch. The interest rates on the Company's term loans generally adjust based on the prime rate. The interest rates payable by the Company under the Bank Facility adjust, based on Fleet's prime rate; however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2.0%. The interest rate on the CP Facility adjusts based upon changes in commercial paper rates. Because the Company finances most of the Accounts Receivable Program's activity through the CP Facility, there exists some interest rate risk since the interest rate on advances to the Company's clients under the Accounts Receivable Program will adjust based on the prime rate, and the interest rate on most of the Company's liabilities under the CP Facility will adjust based on commercial paper rates. Such interest rate sensitivity on the Accounts Receivable Program portfolio may result in increased interest expense for the Company, but is not expected to have a material adverse effect on the Company's net interest income if interest rates change. Additionally, because advances against accounts receivable are generally fixed and financed with the CP Facility, which has rates that adjust with changes in commercial paper rates, there exists interest rate sensitivity with respect to advances against accounts receivable, and if interest rates increase significantly, such an increase could have an adverse effect on the Company's net interest income. However, this interest rate sensitivity is mitigated by the fact that (i) advances against accounts receivable comprise only 3.1% of the finance receivables in the Accounts Receivable Program as of September 30, 1998, and (ii) the Company does not make long-term commitments with respect to advances against accounts receivable and therefore, retains substantial flexibility to negotiate fees based on changes in interest rates.

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

Item 5.  Other Information  Not Applicable

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

                                 HEALTHCARE FINANCIAL PARTNERS, INC.

DATE:                                   /s/ Edward P. Nordberg, Jr.
     ----------------            ----------------------------------
                                 By:    EDWARD P. NORDBERG, JR.
                                        Executive Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)