Form 10-K
period 1998-12-31
HEALTHCARE FINANCIAL PARTNERS INC
filed 1999-03-31
CIK 1023300

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-K

                              ------------------

                                   (MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO
                        COMMISSION FILE NUMBER: 0-21425

                              ------------------

                      HEALTHCARE FINANCIAL PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                         52-1844418
       (State or other jurisdiction of          (I.R.S. Employer)
        incorporation or organization)         Identification No.)

        2 Wisconsin Circle, Fourth Floor
             Chevy Chase, Maryland                    20815
    (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (301) 961-1640

                              ------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $.01 par value

                              ------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  As of March 17, 1999, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was not less than $290,732,487.

  As of March 17, 1999, there were 13,420,539 shares of Common Stock outstanding.

                              ------------------

  DOCUMENTS INCORPORATED BY REFERENCE: THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS OF THE COMPANY TO BE HELD MAY 27, 1999, WHICH WILL BE FILED PRIOR TO APRIL 30, 1999.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

  This Report contains certain statements that are "forward-looking statements." Those statements include, among other things, the discussions of the Company's business strategy and expectations concerning the Company's market position, future operations, margins, profitability, funding sources, liquidity and capital resources. Reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained in the report are based are reasonable, any of the assumptions could prove to be inaccurate. If so, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a forward-looking statement in the report should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

General

  HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based and related financing to healthcare providers with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, hospitals, and physician practices. The Company also provides asset-based financing to clients in other sub-markets of the healthcare industry, including pharmacies, durable medical equipment suppliers, home healthcare, mental health providers, contract research organizations, and other providers of finance and management services to the healthcare industry. The Company targets small and middle market healthcare service providers with financing needs in the $100,000 to $30 million range in healthcare sub-markets which have favorable characteristics for working capital financing, such as those where growth, consolidation or restructuring appear likely in the near to medium term. Management believes, based on its experience, that the Company's healthcare industry expertise and specialized information systems, combined with its responsiveness to clients, willingness to finance relatively small transactions, and flexibility in structuring transactions, give it a competitive advantage in its target markets over commercial banks, diversified finance companies and traditional asset-based lenders.

  From its inception in 1993 through December 31, 1998, the Company has advanced $4.3 billion to its clients in over 1,064 transactions, including $2.4 billion advanced during the year ended December 31, 1998. The Company had 209 clients as of December 31, 1998, of which 68 were affiliates of one or more other clients. The average amount outstanding per client or affiliated client group at December 31, 1998 was approximately $2.7 million. For the year ended December 31, 1996, the Company's pro forma net income was $3 million. For the years ended December 31, 1998 and 1997, the Company's consolidated net income was $19.8 and $8 million, respectively. For the year ended December 31, 1998, the Company's yield on finance receivables (total interest and fee income divided by average finance receivables for the period) was 16.2%.

  At December 31, 1998, 72.8% of the Company's portfolio consisted of finance receivables from businesses in the long-term care, hospital, and physician practice sub-markets. According to Healthcare Financing Administration ("HCFA"), estimated expenditures in 1999 for those sub-markets, which the Company currently targets, collectively constituted approximately $726 billion of the over $1.22 trillion U.S. healthcare market. These sub-markets are highly fragmented, and companies operating in these sub-markets generally have significant working capital finance requirements. The Company's clients operating in these sub-markets tend to be smaller, growing companies with limited access to traditional sources of working capital financing from commercial banks, diversified finance companies and asset-based lenders because many such lenders have not developed the healthcare industry expertise needed to underwrite smaller healthcare service companies or the specialized systems necessary to track and monitor healthcare accounts receivable transactions.
Some of the Company's clients are also constrained from obtaining financing from more traditional working capital sources due to their inadequate equity capitalization, limited operating history, lack of profitability, or financing needs below commercial bank size requirements.

  The Company provides financing to its clients through (i) revolving lines of credit secured by, and advances against, accounts receivable (the "Accounts Receivable Program"), and (ii) term loans (accompanied, in certain cases, by warrants) secured by first or second liens on real estate, accounts receivable or other assets (the "STL Program"). Loans under the STL Program are often made in conjunction with financing provided under the

Accounts Receivable Program. Through December 31, 1998, the Company has incurred minor credit losses in its Accounts Receivable Program and no credit losses in its STL Program, although it periodically makes provisions for possible future losses inherent in the portfolio.

  Under the Accounts Receivable Program, the accounts receivable are obligations of third-party payors, such as federal and state Medicare and Medicaid programs and other government financed programs ("Government Programs"), commercial insurance companies, health maintenance organizations and other managed healthcare concerns, self-insured corporations and, to a limited extent, other healthcare service providers. The Company generally advances 65% to 85% of the Company's estimate of the net collectible value of client receivables from third-party payors. The Company's credit risk is mitigated by the Company's ownership of or security interest in the remaining balance of such receivables ("Excess Collateral"). Clients continue to bill and collect the accounts receivable, subject to lockbox collection and sweep arrangements established for the benefit of the Company. The Company uses its proprietary information systems to monitor its clients' accounts receivable base on a daily basis and to assist its clients in improving and streamlining their billing and collection efforts with respect to such receivables. The Company conducts extensive due diligence on potential clients for all its financing programs and follows written underwriting and credit policies in providing financing to clients.

  Through the STL Program, the Company serves clients that have more diverse and complex financing needs, such as healthcare facility acquisitions and expansions. In addition to the collateral securing the loans, which often includes real estate, the Company generally has recourse to the borrower. STL Program loans generally have terms of one to three years. As a result of the Company's expansion of the STL Program, loans under that program comprised 33.7% of finance receivables at December 31, 1998. While yields on STL Program loans are generally lower than the yields generated from the Accounts Receivable Program, some STL Program loans also include warrants and other fees that may enhance their effective yields.

  In order to enhance its underwriting capabilities, reduce its reliance on third parties and increase its fee revenue, the Company established a subsidiary, HealthCare Analysis Corporation ("HCAC"), in March 1997. HCAC specializes in due diligence, reimbursement consulting and audit services for businesses in the healthcare industry. As of January 31, 1999, HCAC employed 21 healthcare auditors and had offices in Maryland, California, and New York.
Prior to establishing HCAC, the Company used third parties for the due diligence and audit work necessary in connection with financings provided to its clients. By using HCAC to provide all of such services, the Company has become more responsive to its clients while benefiting from HCAC's high quality due diligence and consistent audit documentation. Fees charged by HCAC for its services are passed on to such clients and prospective clients.

  In order to meet all or substantially all of the financing needs of its clients and potential clients, in January 1998, certain senior executive officers of the Company formed a real estate investment trust known as HealthCare Financial Partners REIT, Inc. (the "REIT"). As of December 31, 1998, the Company owned approximately 9% of the REIT. The REIT was formed to invest in income producing real estate and real estate related assets in the healthcare industry. In May 1998, the REIT received approximately $136.2 million in net proceeds from a private placement of its securities. Contemporaneously with the private placement, the REIT entered into a management agreement (the "Management Agreement") with HCFP REIT Management, Inc. (the "Manager"), a wholly-owned subsidiary of the Company, pursuant to which the Manager managed the day-to-day operations of the REIT and was paid a fee for its services. The Management Agreement had an initial term of three years. On December 11, 1998, the Company and the REIT terminated the Management Agreement by mutual agreement, and in connection with such termination, certain employees of the Manager became employees of the REIT. In addition, the Company and the REIT entered into an origination agreement (the "Origination Agreement") effective on the termination of the Management Agreement which has an initial term of four years under which the Company receives a fee of 2.5% of the purchase price or principal amount of each investment which it originates on behalf of the REIT. The fee is paid upon closing of the applicable investment. See Note 5 of Notes to Consolidated Financial Statements included in Item 8.

  Additionally, during 1998, the Company purchased a 49% membership interest in a limited liability company known as ZA Consulting, LLC ("ZA") that provides consulting services to the healthcare industry from which it has received, and expects to continue to receive income.

  The Company has developed low cost means of marketing its services on a nationwide basis to selected healthcare sub-markets. The Company primarily markets its services by telemarketing to prospective clients identified by the Company, advertising in industry-specific periodicals and participating in industry trade shows. The Company also markets its services by developing referral relationships with accountants, lawyers, venture capital firms, billing and collection companies and investment banks. The Company's clients also assist the Company's marketing efforts by providing referrals and references.

  The Company currently funds its operations through: (i) a $50 million revolving line of credit (the "Bank Facility") with Fleet Capital Corporation ("Fleet"); (ii) an investment-grade asset-based commercial paper program (the "CP Facility") with ING Baring (U.S.) Capital Markets, Inc. ("ING") which enables the Company to borrow up to $200 million; (iii) a $100 million revolving warehouse line of credit (the "Warehouse Facility") with Credit Suisse First Boston ("First Boston"); and (iv) a $150 million asset backed securitization facility (the "CP Conduit Facility") with Variable Funding Capital Corporation ("VFCC") an issuer of commercial paper sponsored by First Union National Bank.

Healthcare Industry

  According to HCFA, projected total domestic healthcare expenditures for 1999 will exceed $1.2 trillion, or 13.9% of gross domestic product, compared to expenditures of $428.2 billion or 10.2% of gross domestic product in 1985. The annual compound growth rate of healthcare expenditures from 1985 to 1998 was 8.3%. The breakdown of projected healthcare expenditures for 1999 is as follows (dollars in billions):

                                                                                                 Projected 1999
                                                                                                  Expenditures
Healthcare Industry Segment                                                                    ------------------
---------------------------
Acute-Care (hospital)........................................................................            $  398.9
Physician Services...........................................................................               235.8
Other Medical Non-Durables...................................................................               114.9
Long-Term Care (nursing homes)...............................................................                91.3
Other Professional Services..................................................................                71.9
Insurance-Net Healthcare Costs...............................................................                82.2
Dental Services..............................................................................                57.1
Home Healthcare..............................................................................                35.7
Government Public Health.....................................................................                43.8
Other Personal Care..........................................................................                35.5
Research.....................................................................................                19.2
Vision Products and Other Medical Durables...................................................                15.0
Construction.................................................................................                15.5
                                                                                                         --------
   Total.....................................................................................            $1,216.8
                                                                                                         ========

Source: HCFA, Office of the Actuary.

  The Company believes that there are several distinct trends that will continue to fuel the demand for and the dollar value of healthcare services in the United States and the demand for the Company's services, including: (i) dramatic change driven by governmental and market forces which have put pressure on healthcare service providers to reduce healthcare delivery costs and increase efficiency, often resulting in short-term working capital needs by such providers as their businesses grow; (ii) favorable demographic trends, including both the general increase in the U.S. population and the aging of the U.S. population, which should increase the size of the Company's principal target markets; (iii) growth, consolidation and restructuring of fragmented sub-markets of healthcare, including long-term care, hospitals, and physician practices; and (iv) advances in medical technology, which have increased demand for healthcare services by expanding the types of diseases that can be effectively treated and by extending the population's life expectancy.

  According to HCFA, total annual expenditures in the long-term care market are expected to grow from $50.9 billion in 1990 to a projected $91.3 billion in 1999, and are projected to grow to $96.4 billion by 2000. The Company's long-term care clients include single nursing home operators (1-2 homes), small nursing home chains (3-10 homes) and regional nursing home chains (1-50 homes). According to the Guide to the Nursing Home

Industry published in 1998 by HCIA, Inc., a healthcare information services company, the long-term care industry remains widely diversified and fragmented, with all nursing home chains controlling only 52% of the market.

  According to HCFA, total annual hospital care expenditures are expected to grow from $256.4 billion in 1990 to a projected $398.9 billion in 1999, and are projected to grow to $418.4 billion by 2000. According to the American Hospital Association, by September 30, 1997, the number of hospitals in the United States actively delivering patient care, was approximately 6,100.

  According to HCFA, total annual physician services expenditures are expected to grow from $146.3 billion in 1990 to a projected $235.8 billion in 1999, and are projected to grow to $253.1 billion by 2000. The American Medical Association ("AMA") reports that, as of December 31, 1997, approximately 604,000 physicians were actively involved in patient care in the U.S., with a growing number participating in multispecialty or single-specialty groups.

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

  In addition to the Company, working capital financing for small and middle market healthcare service providers is currently provided by several different sources. Some commercial banks and diversified finance companies have formed groups or divisions to provide working capital financing for healthcare service providers. Such groups or divisions generally focus on providing financing to companies with borrowing needs in excess of $10 million, and often require more extensive operating history before providing such financing. As a general matter, these lenders typically have been less willing to provide financing to healthcare service providers of the types served by the Company because such lenders have not developed the healthcare industry expertise needed to underwrite smaller healthcare service companies or the specialized systems necessary for tracking and monitoring healthcare receivables transactions, which are different from traditional accounts receivable finance transactions.
Several independent healthcare finance companies that have raised funds through securitization programs also provide financing to healthcare service providers. However, many of the financing programs offered by such securitization companies are often rigid and cumbersome for healthcare service providers to implement because, among other things, securitization programs typically impose more stringent and inflexible qualification requirements on borrowers and also impose concentration and other limitations on the asset portfolio, as a result of rating agencies and other requirements.

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

  Management believes that the growth in healthcare expenditures, the consolidation of certain segments of the healthcare market, and the reorganization of the healthcare delivery system (caused by both cost containment pressure and the introduction of new products and services) will have positive effects on the demand for the Company's services since they in many cases will increase the working capital needs of the Company's clients. Historically, these trends have affected different sub-markets of the healthcare industry at different times. The Company expects these trends to continue, thereby providing the Company with long-term growth opportunities.

Strategy

  The Company's goal is to be the leading finance company in its targeted sub-markets of the healthcare services industry and to become the primary source for all of the financing needs of its clients. The Company's strategy for growth is based on the following key elements:

  Target sub-markets within the healthcare industry that have favorable characteristics for working capital financing, such as fragmented sub-markets experiencing growth, consolidation or restructuring. At December 31, 1998, 72.8% of the Company's portfolio consisted of finance receivables from businesses in the long-term care, hospital, and physician practice sub-markets. Management believes that growth, consolidation and restructuring in these sub-markets will continue to provide opportunities for the Company to expand. By continuing to focus on these sub-markets, the Company seeks to achieve attractive returns while controlling overall credit risk. In the future, different healthcare sub-markets may experience increased demand for working capital and the Company intends to be in a position to move into these new markets as opportunities arise.

  Focus on healthcare service providers with financing needs of between $100,000 and $30 million, a market that has been underserved by commercial banks, diversified finance companies, traditional asset-based lenders and other competitors of the Company. Most commercial banks, diversified finance companies and traditional asset-based lenders have typically focused on providing financing to companies with borrowing needs in excess of $10 million. The Company believes that its target market for transactions between $100,000 and $30 million is much larger, in terms of the number of available financing opportunities, and is less competitive than the market servicing larger borrowing needs, thereby producing growth opportunities at attractive rates.

  Become the primary source for all of the financing needs of clients by introducing new financial products to leverage the Company's existing expertise in healthcare finance and its origination, underwriting and servicing capabilities within its target sub-markets. The Company employs significant resources in the origination, underwriting and servicing of clients in its target sub-markets. To further deepen its penetration of these sub-markets and to meet the changing financial needs of new and existing clients with a broader array of financial products, the Company began in late 1996 to offer additional financing products through the STL Program. In addition, in 1998, certain senior executive officers of the Company formed the REIT to meet the long-term real estate financing needs of its clients. The Company expects to continue to selectively introduce new products to existing and new clients, depending upon the needs of its clients, general economic conditions, the Company's resources and other relevant factors. In some cases, the Company anticipates that new products may be introduced as part of cooperative arrangements with other lenders where the origination and servicing relationship will remain with the Company.

  Increase the Company's offering of fee-based and value-added services to clients such as the reimbursement consulting and clinical auditing services provided by HCAC and ZA. The Company constantly seeks to increase the range of fee-based services which it offers its clients in order to (i) reduce its dependence on profits derived from the difference between the yield on finance receivables and its cost of funds, (ii) supplement its total revenues by the amount of such fees, and (iii) offer a broader range of services to its clients. The fee-generating capabilities of HCAC and ZA and the Origination Agreement connected with the REIT are expected to increase other income of the Company.

  Seek to make strategic acquisitions of and investments in businesses that are engaged in the same or similar business as the Company or that are engaged in lines of business complementary to the Company's business. Because of the growth of the Company's core finance receivable business, the Company increasingly is offered opportunities to invest in, or acquire interests in, healthcare service businesses that are involved in financial services, receivables management, outsourcing, or financial and administrative infrastructure development activities. The Company believes that businesses in these areas are synergistic with the Company's core lending business and could allow the Company to leverage its expertise in healthcare to meet the needs of the Company's customer base. The Company will also seek to take advantage of appropriate opportunities to acquire portfolios of loans backed by healthcare receivables and to invest in or acquire companies in the same or similar lines of business as the Company.

  Enhance the Company's credit risk management and improve servicing capabilities through continued development of information management systems. The Company has developed proprietary information systems which effectively monitor its assets and which also serve as valuable tools to the Company's smaller less sophisticated clients in managing their working capital resources and streamlining their billing and collection efforts. The Company believes that this "servicing" capability provides a competitive advantage by strengthening relationships with clients, providing early identification of dilution of client accounts receivable and increasing the Company's understanding of its clients' operational needs.

Financing Programs

  The Company provides asset-based financing to healthcare service providers through the Accounts Receivable Program and the STL Program.

  Accounts Receivable Program. Under the Accounts Receivable Program, the Company offers healthcare service providers revolving lines of credit secured by, and advances against, accounts receivable. Revolving lines of credit offered through the Accounts Receivable Program permit a client to borrow, on a revolving basis, 65% to 85% of the estimated net collectible value of the client's accounts receivable due from third-party payors, which are pledged to the Company. The Company charges its clients a base floating interest rate ranging from one to three percent above the then applicable prime rate and a variety of other fees, which may include a loan management fee, a commitment fee, a set-up fee and an unused line fee, which fees collectively range from one to four percent. The Company targets larger healthcare service providers for these revolving lines of credit secured by accounts receivable, for which the minimum commitment amount is generally $1 million and the maximum commitment amount is generally $30 million. Such financings are recourse to the client and generally have a term of one to three years.

  In connection with advances against receivables under the Accounts Receivable Program, the Company purchases, on a revolving basis, a specified batch of a client's accounts receivable owed to such client from third-party payors. The purchase price for each batch of receivables is the estimated net collectible value of such batch less a purchase discount, comprised of funding and servicing fees. The purchase discount can be either a onetime fee for each batch of receivables purchased or a periodic fee based on the average outstanding balance of a batch of receivables ranging from one to five percent of the net collectible value of such batch. With each purchase of a batch of receivables, the Company advances to the client 65% to 85% of the purchase price (which is equal to aggregate net collectible value minus a purchase discount) of such batch. The Company assigns a collection period to batches of receivables purchased which period generally ranges from 60 to 120 days from the purchase date depending on the type of receivables purchased. The excess of the purchase price for a batch of receivables over the amount advanced with respect to such batch (a "client holdback") is treated as a reserve and provides additional security to the Company. The Company targets smaller healthcare service providers for financings involving advances against receivables. Commitments for such financings are generally less than $1 million and terms are generally for one year with renewal options.

  At December 31, 1998, the outstanding balance of finance receivables under the Accounts Receivable Program, which was financing 185 clients, was $289.7 million or 66.3% of the total finance receivable balance at that date. Of the amounts outstanding under the Accounts Receivable Program at December 31, 1998, $278 million or 96% were in the form of revolving lines of credit and $11.7 million or 4% were amounts advanced against accounts receivable. Of the total balance in the Accounts Receivable Program at December 31, 1998, 28% represented receivables from commercial insurers or other non-governmental third-party payors, 29.2% represented receivables from Medicare, and 42.8% represented receivables from Medicaid. The yield on finance receivables generated under the Accounts Receivable Program for the year ended December 31, 1998 was 16.5%.

  STL Program. Under the STL Program, the Company provides its clients with term loans for up to three years secured by first or second liens on real estate, accounts receivable or other assets, such as equipment, inventory and stock. The Company introduced the STL Program in late 1996, in an effort to service clients' financing needs which the Company could not provide through its Accounts Receivable Program. Such loans have been made to clients to finance acquisitions and expansions of existing healthcare facilities, as well as to provide working capital, and are generally provided to clients in conjunction with financing under the Accounts Receivable Program. Such loans are generally recourse to the borrower.

  At December 31, 1998, the outstanding balance of finance receivables under the STL Program, which was financing 55 clients, was $147.6 million or 33.7% of the total finance receivable balances at that date. The yield on finance receivables generated under the STL Program for the year ended December 31, 1998 was 15.7%. While yields on such loans are generally lower than the yields generated by the Accounts Receivable Program, some term loans under the STL Program also include warrants or success fees that may enhance the effective yield on such loans.

  The following table presents information about the Company's portfolio at the periods indicated (dollars in thousands):



                                                       March 31,  June 30,   Sept. 30,  Dec. 31,
                                                       ---------  ---------  ---------  ---------
                                                         1997       1997       1997       1997
                                                       ---------  ---------  ---------  ---------

Accounts Receivable Program Balance..................   $104,865   $118,960   $172,171   $185,728
Total Accounts Receivable Program Clients............        137        145        171        161
Average Accounts Receivable Program Balance..........   $    765   $    820   $  1,007   $  1,154

STL Program Balance..................................   $ 11,923   $ 33,420   $ 46,331   $ 64,961
Total STL Program Clients............................         20         25         32         39
Average STL Program Balance..........................   $    596   $  1,337   $  1,448   $  1,666



                                                       March 31,  June 30,   Sept. 30,  Dec. 31,
                                                       ---------  ---------  ---------  ---------
                                                         1998       1998       1998       1998
                                                       ---------  ---------  ---------  ---------

Accounts Receivable Program Balance..................   $221,241   $252,198   $262,052   $289,718
Total Accounts Receivable Program Clients............        188        178        173        185
Average Accounts Receivable Program Balance..........   $  1,177   $  1,417   $  1,515   $  1,566

STL Program Balance..................................   $ 81,127   $100,340   $127,632   $147,570
Total STL Program Clients............................         46         46         54         55
Average STL Program Balance..........................   $  1,764   $  2,181   $  2,364   $  2,683


Operations

  Portfolio Development. The Company has established a portfolio development group which is primarily responsible for new business generation, including both marketing and underwriting.

  Marketing. The Company has developed low cost means of marketing its services on a nationwide basis to selected healthcare sub-markets. The Company primarily markets it services by telemarketing to prospective clients identified by the Company, advertising in industry specific periodicals and participating in industry trade shows. The Company's clients also assist the Company's marketing efforts by providing referrals and references. The Company has and will continue to rely primarily on direct marketing efforts to generate new clients for its services.

  The Company also markets its services by developing referral relationships with accountants, venture capital firms, billing and collection companies and investment banks (which typically are professionals focusing on the healthcare industry and who have a pre-existing relationship with a prospective client). The Company usually does not pay a fee for referrals from professional firms. However, the Company has closed transactions with clients through referrals from independent brokers that generally specialize in the healthcare industry, which brokers have been paid a one-time brokerage commission upon the closing of a transaction. While not a primary focus of its marketing efforts, the Company expects to continue to generate referrals through independent brokers.

  At February 25, 1999, the Company employed a staff of 12 sales and marketing representatives at its headquarters in Chevy Chase, Maryland. In November 1997, the Company opened an office for marketing in Dallas, Texas, and currently has two employees in its Dallas office. In July 1998, the Company opened an office for marketing in Nashville, Tennessee and currently has one employee in its Nashville office. Marketing personnel are compensated with a base salary plus performance bonuses.

  Underwriting. The Company follows written underwriting and credit policies, and its credit committee, consisting of senior officers of the company, must unanimously approve each transaction which is proposed for the Accounts Receivable Program or STL Program with a prospective client. The Company's underwriting policies require a due diligence review of the prospective client, its principals, its financial condition and strategic position, including a review of all available financial statements and other financial information, legal documentation and operational matters. The Company's due diligence review also includes a detailed examination of a prospective client's accounts receivable, accounts payable, billing and collection systems and procedures, management information systems and real and personal property and other collateral. Such a review is conducted after the Company and the prospective client execute a non-binding term sheet, which requires the prospective client to pay a due diligence deposit to defray the Company's expenses. The Company's due diligence review is organized by the Company's underwriters and supervised by the Company's chief operating officer, who is a member of the credit committee. At March 17, 1999, the Company employed six underwriters at its headquarters in Maryland. HCAC independently confirms certain matters with respect to the prospective client's business and the collectibility of its accounts receivable and any other collateral by conducting public record searches, and, where appropriate, by contacting third-party payors about the prospective client's receivables. For loans primarily secured by real property, the Company requires third-party appraisals and Phase I environmental surveys prior to making such loans.

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

  Loan Administration. The Company has established a loan administration group which is primarily responsible for monitoring the performance of its loans, as well as its collection procedures. The Company monitors the collections of client accounts receivable and its finance receivables on a daily basis. Each client is assigned an account manager, who receives draw and advance requests, posts collections and serves as the primary contact between the Company and the client. Each client is also assigned to a loan officer who is primarily responsible for monitoring that client's financial condition and the adequacy of the Company's collateral with respect to loans to such client. All draw or advance requests must be approved by the client's loan officer and by the Company's senior credit officer or chief operating officer. At March 17, 1999, the Company employed eleven account managers and ten loan officers in its Maryland headquarters. The Company's proprietary information system enables the Company to monitor each client's account, as well as permit management to evaluate and mitigate against risks on a portfolio basis. See "--Information Systems." In addition, the Company conducts audits of its clients' billing and collection procedures, financial condition and operating strategies at least annually, and more frequently if warranted, particularly with respect to the loans with outstanding balances of more than $1.5 million, where audits are usually conducted on a quarterly basis. Such audits are conducted by HCAC.

  The Company grades STL Program loans on a scale of 1 to 6. Performing STL Program loans are graded 1 to 4, with grade 1 assigned to those loans involving the least amount of risk. The grading system is intended to reflect the performance of a borrower's business, the collateral coverage of the loan and other factors considered relevant to healthcare service businesses. Each loan is initially graded based on the financial performance of the borrower and other specific risk factors associated with the borrower, including growth, collateral coverage, capitalization, quality of management, value of intangible assets and availability of working capital. All new loans are assigned grade 3 for a period of six months in the absence of an extraordinary event during that period. After the initial six months, loans are reassigned a grade of 1 to 6. Thereafter, all loans are reviewed and graded on at least a quarterly basis. Performing loans are generally serviced by the Company's account managers, with non-performing loans being serviced in some cases by a member of the Company's loan workout group, which currently consists of the Vice President of Special Assets, a loan officer, and the Company's senior credit officer.

  Non-performing loans are assigned a grade of either 5 or 6. Grade 5 is assigned to a non-performing loan which the Company believes may be brought back into compliance by the borrower's current management. Non-performing loans are placed on the Company's watch list and are serviced by a member of the loan workout group. Grade 6 is assigned to a loan that the Company believes cannot be brought back into compliance. Such loans are liquidated either informally or through legal proceedings.

  Collection Procedures. The Company's cash collection procedures vary by (i) the type of program provided by the Company and (ii) the type of accounts receivable due and owing to clients from either insurance companies and health maintenance organizations ("Commercial Insurers"), Government Programs, or in certain limited circumstances, other healthcare service providers.

  Receivables due and owing from Government Programs are subject to certain laws and regulations not applicable to Commercial Insurers. Except in certain limited cases, Medicare and Medicaid laws and regulations provide that the payments for services rendered under Government Programs can only be made to the healthcare service provider that has rendered the services.

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

  Documentation. The Company's documentation for the Accounts Receivable and STL Program is described below.

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

  The AR Loan Agreement contains a number of negative covenants, which generally include covenants limiting additional borrowings, prohibiting the client's ability to pledge assets, restricting payment by the client of dividends or management fees or returning capital to investors, and imposing minimum net worth and, if applicable, minimum census requirements. In the event of a client default, all debt owing under the AR Loan Agreement may be accelerated and the Company may exercise its rights, including foreclosing on the collateral.

  Advances against accounts receivable under the Accounts Receivable Program are made pursuant to a Receivables Purchase and Sale Agreement (the "AR Agreement") and are structured as purchases of eligible accounts receivable designated from time to time on a "batch" basis. AR Agreements provide for the Company's purchase of eligible accounts receivable offered by the client from time to time to the Company. AR Agreements generally have stated terms of one to three years, with automatic one-year extensions. The client is required to sell to the Company a minimum amount of eligible accounts receivable each month during the term of an AR Agreement; however, the Company's total investment in eligible accounts receivable under an AR Agreement is limited to a specific "commitment" amount. The Company may accept or reject in its discretion any portion of eligible accounts receivable offered for sale by the client to the Company. Although accounts receivable purchased by the Company under the Accounts Receivable Program are assigned to the Company pursuant to the AR Agreement, the client retains its rights to receive payment and to make claims with respect to Government Program-related receivables.

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

  STL Program. Because of the nature of the STL Program loans, which are made to finance particular needs of clients such as acquisitions and expansions of existing healthcare facilities, the Company's documentation for loans under the STL Program is tailored to the needs of the particular borrower and type of available collateral. Such documentation generally includes a term loan agreement and promissory note (the "STL Loan Agreement") and a mortgage and security agreement with respect to the collateral for the loan. The STL Loan Agreement contains financial and other covenants similar to those in the AR Loan Agreement. In the event of a client default, all debt owed under the STL Loan Agreement may be accelerated and the Company may exercise its rights, including foreclosing on the collateral. The Company requires an appraisal and a Phase I environmental survey for real property collateral securing an STL Program Loan.

  STL Program loans often include provision for warrants or other equity interests in the borrower. Documentation of the warrant or other equity interest may include provisions relating to, among other things, anti-dilution protection, registration rights, put and call features and representation of the Company on the board of directors or similar body of the borrower in certain circumstances.

Clients

  The Company's client base is diversified. As of December 31, 1998, the Company was servicing clients located in 35 states across the country, operating in a number of different sub-markets of the healthcare industry, with a concentration in the long-term care, hospital, and physician practice sub-markets.

                               PORTFOLIO ANALYSIS


                                                       Number of           Percent of          Finance       Percent of
                                                       Clients (1)          Clients          Receivables     Portfolio
                                                       -----------         ----------        ------------    ----------
Industry Group
Long Term Care..................................             84                40.2%         $205,079,301          46.9%
Hospital........................................             17                 8.1            59,422,956          13.6
Home Healthcare.................................             39                18.7            54,998,831          12.6
Physician Practice..............................             30                14.4            53,877,675          12.3
Mental Health...................................             18                 8.6            36,721,639           8.4
Other...........................................              9                 4.3            12,790,453           2.9
Rehabilitation..................................              5                 2.4             8,161,484           1.9
Diagnostic......................................              3                 1.3             3,627,451           0.8
Ambulatory Services.............................              2                 1.0             2,028,831           0.5
Durable Medical Equipment                                     2                 1.0               578,816           0.1
                                                            ---               -----          ------------         -----
  Total.........................................            209               100.0%         $437,287,437         100.0%
                                                            ===               =====          ============         =====

Program Breakdown
Accounts Receivable Program.....................            185                77.1%         $289,717,840          66.3%
STL Program.....................................             55                22.9           147,569,597          33.7
                                                            ---               -----          ------------         -----
  Total.........................................            240               100.0%         $437,287,437         100.0%
                                                            ===               =====          ============         =====

_________
(1) At December 31, 1998, 31 clients participated in both the Accounts Receivable Program and STL Program.

  Sources of capital available to the Company to fund finance receivables under the Accounts Receivable and STL Programs include the Bank Facility, the CP Facility, the Warehouse Facility, the CP Conduit Facility, and stockholders' equity.

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

  CP Conduit Facility. The total borrowing capacity under the CP Conduit Facility is $150 million. In connection with the CP Conduit Facility, the Company formed a wholly-owned special purpose corporation to which the Company has transferred loans. The special purpose corporation pledges the loans to a commercial paper conduit, which lends against such assets through the issuance of commercial paper. The rate of interest charged under this agreement is the one-month LIBOR plus 1.2%. The CP Conduit Facility terminates on December 28, 2001 and may be extended by agreement in writing with VFCC.

  In March 1999, the Company engaged First Union Capital Markets, Inc. ("First Union") to arrange a $500 million financing that is expected to significantly restructure its overall debt facilities and lower the Company's overall cost of funds by approximately 15%. The Company anticipates completing this transaction prior to June 30, 1999. The transaction is subject to the approval of First Union, rating agencies, and potential additional participants.

Credit Loss Policy and Experience

  The Company regularly reviews its outstanding finance receivables to determine the adequacy of its allowance for losses on receivables. The allowance for losses on receivables is maintained at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables.
In evaluating the adequacy of the allowance, management of the Company considers trends in healthcare sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, Excess Collateral, real estate collateral valuations and underwriting policies, among other items. As of December 31, 1996, the Company's reserve was $1.1 million or 1.2% of finance receivables; at December 31, 1997, it was $2.7 million or 1.1% of finance receivables; and at December 31, 1998, it was $6.4 million or 1.5% of finance receivables. To the extent that management deems specific finance receivable advances to be wholly or partially uncollectible, the Company establishes a specific loss reserve equal to such amount. At December 31, 1996 and 1997, the Company had no specific reserves. Included in the reserve balance at December 31, 1998, was specific reserves amounting to $1.8 million. In the opinion of management, based on a review of the company's portfolio, the allowance for losses on receivables is adequate at this time, although there can be no assurance that such reserve will be adequate in the future.

Information Systems

  The Company owns a proprietary information system to monitor the Accounts Receivable and STL Programs, which it refers to as the Receivables Tracking System (the "RTS"). The RTS was developed by Creative Information Systems, Inc., a stockholder of the Company. The RTS gives the Company the ability to track and reconcile receivables that the Company loans or advances against under the Accounts Receivable Program and loans made under the STL Program.

  With respect to the loans under the Accounts Receivable and STL Programs, the amount of any advances, collections and adjustments are entered manually into the RTS by the Company's account managers on a daily basis. With respect to advances against client receivables under the Accounts Receivable Program, certain client parameters are entered manually into the RTS, and more detailed information on each batch of receivables is generally entered electronically based on pre-established formats tailored to the client's software systems.
Upon the collection of funds advanced, information about such collections are entered into the RTS by the Company's account managers who then apply the funds by directing RTS to search its data base to locate the receivable and batch that has received a payment.

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

  Certain reports generated through the RTS, including cash application detail, batch summary and trend analysis reports, can also be used to assist the Company's clients in monitoring changes in their cash flow and managing the growth of their businesses. These reports are provided to all of the Company's clients on a weekly basis and are generally relied upon as a management tool more frequently by smaller clients in the Accounts Receivable Program, which tend to have less sophisticated management information systems.

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

Government Regulation

  The Company's healthcare finance business is required to be licensed in certain states, and the Company's clients are generally subject to federal and state regulation. In addition, the Company is subject to applicable usury and other similar laws in the jurisdictions where the Company operates. These laws generally limit the amount of interest and other fees and charges that a lender may contract for, charge or receive in connection with a loan. Applicable local law typically establishes penalties for violations of these laws in that jurisdiction. These penalties could include the forfeiture to the lender of usurious interest contracted for, charged or received and, in some cases, all principal as well as all interest and other charges that the lender has charged or received.

  Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for healthcare services.
On August 5, 1997, President Clinton signed into law The Balanced Budget Act of 1997 (the "BBA") which contains numerous Medicare and Medicaid cost-saving measures. The BBA has been projected to save $115 billion in Medicare spending over the next five years, and $13 billion in the Medicaid program. Section 4711 of the BBA, entitled "Flexibility in Payment Methods for Hospital, Nursing Facility, ICF/MR, and Home Health Services," repealed the Boren Amendment, which had required that state Medicaid programs pay to nursing home providers amounts reasonable and adequate to meet the costs which must be incurred by efficiently and economically operated facilities in order to provide care and services in conformity with applicable state and federal laws, regulations and quality and safety standards and to assure access to hospital services. The Boren Amendment was previously the foundation of litigation by healthcare facilities seeking rate increases. In place of the Boren amendment, the BBA requires only that, for services and items furnished on or after October 1, 1997, state Medicaid programs must provide for a public process for determination of Medicaid rates of payment for nursing facility services, under which proposed rates, the methodologies underlying the establishment of such rates, and justification for the proposed rates are published, and which gives providers, beneficiaries and other concerned state residents a reasonable opportunity for review and comment on the proposed rates, methodologies and justifications. States are actively seeking ways to reduce Medicaid spending for healthcare by such methods as capitated payments and substantial reductions in reimbursement rates. The BBA also requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains several new antifraud provisions. Given the recent enactment of the BBA, the Company is unable to predict the impact of the BBA and potential changes in state Medicaid reimbursement methodologies on the revenues of its clients.

  In addition to the inability of the Company to directly collect receivables under Government Programs and the right of payors under such programs to offset against unrelated receivables, the Company's healthcare finance business is indirectly affected by healthcare regulation to the extent that any of its clients' failure to comply with such regulation affects such clients' ability to collect receivables or repay loans made by the Company. The most significant healthcare regulations that could potentially affect the Company are: (i) certificate of need regulation, which many states require upon the provision of new health services, particularly for long-term care and home healthcare companies; (ii) Medicare--Medicaid fraud and abuse statues, which prohibit, among other things, the offering, payment, solicitation, or receipt of remuneration directly or indirectly, as an inducement to refer patients to facilities owned by physicians if such facilities receive reimbursement from Medicare or Medicaid; and (iii) other prohibitions of physician self-referral that have been promulgated by the states.

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

  Medicare--Medicaid Fraud and Abuse Statutes. The Department of Health and Human Services ("HHS") has increased its enforcement efforts under the Medicare- -Medicaid fraud and abuse statutes in cases where physicians own an interest in a facility to which they refer their patients for treatment or diagnosis. These statutes prohibit the offering, payment, solicitation or receipt of remuneration, directly or indirectly, as an inducement to refer patients for services reimbursable in whole or in part by the Medicare--Medicaid programs. HHS has taken the position that distributions of profits from corporations or partnerships to physician investors who refer patients to the entity for a procedure which is reimbursable under Medicare or Medicaid may be prohibited by the statute. Since the Company's clients often rely on prompt payment from the Government Program to satisfy their obligations to the Company, reduced or denied payments under the Government Programs could have an adverse effect on the Company's business.

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

Employees

  As of March 17, 1999, the Company employed 121 people on a full-time basis. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTIES

  The Company's headquarters occupy approximately 24,000 square feet at 2 Wisconsin Circle, Chevy Chase Maryland. This space is provided under the terms of a lease that expires in January 2003, with a five-year renewal option. The current cost is approximately $63,000 per month. In addition, as of December 31, 1998, the Company leased marketing offices in Dallas, Texas and Nashville, Tennessee at monthly rental of approximately $1,400 and $1,625, respectively. HCAC rents approximately 2,200 square feet in its Orchard Park, New York office paying $2,300 per month. Additionally, the Company rents an office in Birmingham, Alabama for approximately $2,300 per month. The Company believes that its current facilities are adequate for its existing needs and that additional suitable space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is currently not a party to any material litigation although it is involved from time to time in routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  Since the Company's initial public offering (November 21, 1996) through December 30, 1998, the Company was listed for trading on the Nasdaq National Market ("Nasdaq") under the trading symbol "HCFP." On December 31, 1998, the Company began trading on the New York Stock Exchange (the "NYSE") under the trading symbol "HCF" and ceased trading on Nasdaq under "HCFP." The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq or the NYSE, when applicable, for each of the calendar quarters indicated:

                                Quarter                                  High            Low
                                -------                                  ----            ---
   1996
     Fourth (from November 21, 1996)..............................         $14.000         $12.125
   1997
     First........................................................         $19.000         $12.375
     Second.......................................................         $20.500         $ 9.750
     Third........................................................         $31.500         $19.000
     Fourth.......................................................         $37.375         $28.875
   1998
     First........................................................         $49.500         $32.500
     Second.......................................................         $61.500         $45.375
     Third........................................................         $60.250         $30.000
     Fourth.......................................................         $41.438         $25.500

  On March 30, 1999, the closing sale price of the Common Stock as reported on the NYSE was $26.000.

  As of March 17, 1999, there were 13,420,539 shares outstanding.

  As of March 17, 1999, there were 38 record holders of the Company's common stock and approximately 2,500 beneficiary owners.

                                DIVIDEND POLICY

  The Company intends to retain all future earnings for the operation and expansion of it business, and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition and capital requirements and any regulatory restrictions or restrictions under credit agreements or other funding sources of the Company existing from time to time, as well as other matters which the Company's Board of Directors may consider. In addition, certain current financing arrangements impose (and future financing arrangements may impose) minimum net worth covenants, debt-to-equity covenants and other limitations that could restrict the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth historical financial data. The selected historical statements of operations and balance sheet data presented below were derived from the combined financial statements of HealthCare Financial Partners, Inc. and HealthPartners DEL, LP (a former partnership, "DEL") for the years ended December 31, 1994 and 1995, and the consolidated financial statements of HealthCare Financial Partners, Inc. as of and for the years ended December 31, 1996, 1997, and 1998. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements, including the notes thereto, of HealthCare Financial Partners, Inc. and DEL and the consolidated financial statements of HealthCare Financial Partners, Inc., including the notes thereto, appearing in Item 8.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                        (and DEL from inception through
                               December 31, 1995)

                                                          As or for the Year Ended December 31,
                                      --------------------------------------------------------------------------
                                           1994          1995           1996            1997            1998
                                        -----------  ------------  --------------  --------------  --------------
                                        (Combined)    (Combined)   (Consolidated)  (Consolidated)  (Consolidated)
Statement of Operations Data
Fee and interest income...............   $  13,036    $  565,512    $ 12,015,971    $ 27,745,077    $ 57,706,860
Interest expense......................       3,975        79,671       3,408,562       7,921,330      13,629,466
                                         ---------    ----------    ------------    ------------    ------------
   Net fee and interest income               9,061       485,841       8,607,409      19,823,747      44,077,394
Provision for losses on receivables...       2,102        45,993         656,116       1,315,122       3,953,498
                                         ---------    ----------    ------------    ------------    ------------
   Net fee and interest income after
     provision for losses on                 6,959       439,848       7,951,293      18,508,625      40,123,896
      receivables.....................
Asset management income...............                                                                 1,576,597
Operating expenses....................     439,514     1,472,240       3,326,994       7,219,372      13,434,451
Other income..........................     106,609     1,221,837         233,982       1,582,852       4,805,909
                                         ---------    ----------    ------------    ------------    ------------
Income (loss) before deduction of
  preacquisition earnings and income
  taxes (benefit).....................    (325,946)      189,445       4,858,281      12,872,105      33,071,951
Deduction of preacquisition earnings..                                 4,289,859
Income taxes (benefit)................                    (5,892)         38,860       4,877,257      13,264,049
                                         ---------    ----------    ------------    ------------    ------------
Net income (loss).....................   $(325,946)   $  195,337    $    529,562    $  7,994,848    $ 19,807,902
                                         =========    ==========    ============    ============    ============
Basic earnings per share(1)...........                                      $.13            $.99           $1.57
                                                                    ============    ============    ============
Weighted average shares
  outstanding(1)......................                                 4,030,416       8,087,857      12,627,536
                                                                    ============    ============    ============
Diluted earnings per share(1).........                                      $.13            $.96           $1.52
                                                                    ============    ============    ============
Diluted weighted averages shares
  outstanding(1)......................                                 4,055,572       8,310,111      13,002,260
                                                                    ============    ============    ============
Balance Sheet Data
Finance receivables...................   $ 279,148    $2,552,441    $ 89,328,928    $250,688,138    $437,287,437
Allowance for losses on receivables...      20,847        66,840       1,078,992       2,654,114       6,401,916
Total assets..........................     344,850     2,669,939     101,273,089     272,354,946     504,671,115
Client holdbacks......................     112,374       814,607       1,739,326       6,173,260       4,208,859
Line of credit........................                 1,433,542      21,829,737      40,157,180      32,503,243
Commercial paper facility.............                                37,209,098     101,179,354     114,207,270
Warehouse facility....................                                                27,932,520      49,632,760
CP Conduit facility                                                                                   42,440,000
Total liabilities.....................     558,759     2,795,404      74,552,113     184,524,758     257,117,548
Total stockholders' equity (deficit)..    (213,909)     (125,465)     26,720,976      87,830,188     247,553,567

(1) Historical earnings per share for periods prior to 1996 are not presented here because it is not meaningful due to the partnership reporting basis for DEL. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Pro Forma Financial Information" for pro forma income per share information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The Company is a specialty finance company offering asset-based financing to healthcare providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, hospitals, and physician practices.

  From its inception in September 1993, through the year ended December 31, 1995, the Company principally originated finance receivables through advances against accounts receivable. Advances against accounts receivable were characterized by high and varying yields, as a result of the differing terms of the transactions negotiated with individual clients. The yield on finance receivables generated through advances against accounts receivable was 26.9% during the year ended December 31, 1995 and 19.2% during the year ended December 31, 1996. By December 31, 1997, the finance receivables originated through revolving lines of credit secured by accounts receivable had grown to 89.5% of finance receivables in the Company's Accounts Receivable Program, as the Company focused its marketing efforts on larger balance, prime rate based revolving loans to more creditworthy borrowers. Although revolving lines of credit are characterized by lower overall yields than advances against accounts receivable, these arrangements provide the Company with the opportunity to expand its range of potential clients and are less costly to administer then the advances against accounts receivable. As a result, the Company's overall yield on finance receivables in the Accounts Receivable Program, which was 18.4% for the year ended December 31, 1996, declined to 17% for the year ended December 31, 1997. For the year ended December 31, 1998, the yield on the Accounts Receivable Program was 16.5%. The reduction from the prior year's 17% was attributable to reductions in the prime rate that occurred during 1998 and, again, the continuing trend of revolving lines of credit comprising the majority of the Accounts Receivable Program.

  During 1997, the Company expanded its STL Program to increase its penetration of targeted healthcare sub-markets. Through the STL Program, the Company serves clients that have more diverse and complex financing needs, such as healthcare facility acquisitions and expansions. STL Program loans generally have terms of one to three years. As a result of the Company's continued expansion of the STL Program, loans under that program comprised 25.9% of finance receivables at December 31, 1997 and 33.7% at December 31, 1998. The yields on the STL Program for the years ended December 31, 1997 and 1998 were 16.3% and 15.7%, respectively. While yields on STL Program loans are generally lower than the yields generated from the Accounts Receivable Program, some STL Program loans also include warrants and other fees that may enhance their effective yields.

Year 2000

  The Company has implemented a plan designed to ensure that all software used by the Company in connection with its services will manage and manipulate data involving the transition of dates from 1999 to 2000 (the "Year 2000 Problem") without functional or data abnormality and without inaccurate results related to such data. The Company believes that all software presently in use that is significant to day-to-day operations can effectively manage the Year 2000 Problem without the issues enumerated above.

  The Company is also assessing the ability of certain computing applications which are not considered essential to day-to-day operations, such as various desk top applications, to manage the Year 2000 Problem. The Company expects to have completed this aspect of its review and to have replaced or remediated these applications by mid-1999.

  To date, the execution of this plan has not had a material effect on the Company's operating results, and the Company does not anticipate that the continued execution of this plan will have a material effect on its operating results. However, the Company is aware that some of its clients and payors may not have implemented such programs. The failure by clients and payors to implement necessary software changes may disrupt clients' computerized billing and collection systems and adversely affect clients' cash flow and collectibility of the Company's finance receivables. The Company is unable to predict the effects that any such failure may have on the financial condition and results of the operations of the Company. However, the Company recently initiated a survey of its clients regarding their year 2000 compliance. Through February 1999, only 16% have replied. Of those that have responded, all have indicated that they are either compliant or will be compliant shortly. The Company is in the process of sending second requests to clients who have not responded. The Company will actively pursue clients for responses prior to April 30, 1999. If some clients do not address this problem, the Company is in the process of identifying medical billing and collection companies that are compliant and can assist any non-compliant clients in their billing and collection process.

  The Company also works directly with several banks, including accessing cash transactions information electronically on a real time basis. Discussions with the banks have occurred concerning the Year 2000 Problem. The Company has been informed that these banks anticipate no significant year 2000 disruption of their systems. The Company also makes extensive daily use of the Federal Reserve's Fedwire transfer application. Accordingly, the Company has reviewed the Year 2000 Quarterly Report of the Federal Reserve System dated December 11, 1998. According to that report, testing of the Fedwire transfer system for compliance has been, and continues to be, performed. No significant disruption of the Company's business is expected as a result of its use of the Fedwire Transfer Service.

  In addition, the Company may be subject to general economic disruptions stemming from problems related to year 2000 computer issues. Such circumstances may unfavorably affect the manner in which the Company presently conducts its business and, in turn, may negatively affect the Company's operating results.


The Reorganization

  The Company is a Delaware corporation which was organized in April 1993 and commenced its business in September 1993. Until September 13, 1996, the Company's name was HealthPartners Financial Corporation. On that date its corporate name was changed to HealthCare Financial Partners, Inc.

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

Pro Forma Financial Information

  In recognition of the Reorganization, management believes a discussion and analysis of the Company's financial condition and results of operation is most effectively presented on a pro forma basis for the years before 1997. To provide a context for this, the following information reflects pro forma statements of operations for the year ended December 31, 1996 as if the Reorganization had occurred as of the beginning of that operating period.

                       PRO FORMA STATEMENTS OF OPERATIONS

                                                                      For The Year Ended December 31, 1996
                                                            -------------------------------------------------------
                                                              HealthCare Financial
                                                                 Partners, Inc.
                                                                 (Consolidated)          Pro Forma       Pro Forma
                                                                  (Historical)        Adjustments (1)   As Adjusted
                                                              ---------------------  -----------------  -----------
Fee and interest income
 Fee income.................................................           $ 8,518,215                      $ 8,518,215
 Interest income............................................             3,497,756                        3,497,756
                                                                       -----------                      -----------
 Total fee and interest income..............................            12,015,971                       12,015,971
Interest expense............................................             3,408,562                        3,408,562
                                                                       -----------                      -----------
 Net fee and interest income................................             8,607,409                        8,607,409
Provision for losses on
 receivables................................................               656,116                          656,116
                                                                       -----------                      -----------
Net fee and interest after provision for losses
 on receivables.............................................             7,951,293                        7,951,293
Operating expenses..........................................             3,326,994                        3,326,994
Other income................................................               233,982                          233,982
Income before deduction of preacquisition
 earnings and income taxes..................................             4,858,281                        4,858,281
Deduction of preacquisition earnings........................             4,289,859   $  (4,289,859)(a)
                                                                       -----------   ----------------   -----------

Income before income taxes..................................               568,422       4,289,859        4,858,281
Income taxes................................................                38,860       1,855,870(b)     1,894,730
                                                                       -----------   ----------------   -----------
Net income..................................................           $   529,562   $   2,433,989      $ 2,963,551
                                                                       ===========   ================   ===========
Pro forma basic earnings per share(2).......................                                                   $.50
                                                                                                        ===========
Pro forma weighted average shares outstanding(2)............                                              5,906,032
                                                                                                        ===========

Pro forma diluted earnings per share(2).....................                                                   $.50
                                                                                                        ===========
Pro forma diluted weighted average shares
 outstanding(2).............................................                                              5,931,188
                                                                                                        ===========

__________
(1)  Pro Forma Statements of Operations adjustments reflect the following:
     (a) The elimination of preacquisition earnings allocated to limited partners of Funding and DEL.
     (b) The provisions for income taxes (at an estimated effective rate of 39%) on the pro forma earnings of the consolidated Company, including those of DEL and Funding which were previously not subject to income taxes as partnerships.
(2) Pro forma earnings per share was computed by dividing pro forma net income by the pro forma weighted average shares outstanding and pro forma diluted weighted average shares outstanding, which gives effect to the Reorganization.

Financial Information

  The following discussion should be read in conjunction with the information under "Selected Financial Data" and the consolidated financial statements, including the notes thereto of HealthCare Financial Partners, Inc. appearing elsewhere in Item 8.

Results of Operations

Year ended December 31, 1998 Compared to the Year Ended December 31, 1997

  Fee and interest income increased to $56.9 million for the year ended December 31, 1998 from $27.4 million for the year ended December 31, 1997, an increase of 107.6%. The increase principally resulted from an increase of $188.2 million in average finance receivables outstanding due to the Company's growth in the Accounts Receivable and STL Programs during the year. Interest earned from the Accounts Receivable and STL Programs increased to $39.4 million for the year ended December 31, 1998 from $16.3 million for the year ended December 31, 1997, which accounted for $23.2 million of the $29.5 million growth in total fee and interest income between the years. The Company increased its net client base to 209 clients at December 31, 1998 from 174 clients at December 31, 1997. This net increase resulted from the addition of 136 clients which replaced 101 clients that generally maintained smaller average balances and whose obligations either matured or were otherwise paid off. Additionally, clients borrowing at both December 31, 1998 and 1997 generally increased their average borrowings from the Company during the year ended December 31, 1998 as compared to the prior year. The overall yields on finance receivables were 16.2% and 16.8% for the years ended December 31, 1998 and 1997, respectively. The yields on the Accounts Receivable Program for the years ended December 31, 1998 and 1997 were 16.5% and 17%, respectively. The yields on the STL Program for the years ended December 31, 1998 and 1997 were 15.7% and 16.3%, respectively. Therefore, the increase in fee and interest income was due to the growth in volume of finance receivables which more than offset the decrease in yields.

  The decline in overall yields in 1998 was attributable to several factors. First, the prime rate was reduced by 75 basis points over the third and fourth quarters of 1998 which directly lowered the rates outstanding on the majority of the Company's finance receivable portfolio. Second, the STL Program, which generally has a lower yield than the Accounts Receivable Program, comprised a greater proportion of the portfolio during 1998 than in the prior year, ending the year at 33.7% of total finance receivables compared to 25.9% at December 31, 1997. Another factor contributing to these lower yields in 1998 was the degree to which the Company made larger loans to larger, more creditworthy borrowers. The creditworthiness of the borrowers warranted, in some cases, lower lending rates. Additionally, the STL program is designed to offer short-term, bridge financing to clients. The yields on this program are enhanced by commitment fees and success fees. The program is structured to encourage pre-term refinancing by clients, upon which any unamortized commitment and success fees would be recognized as income. In the latter half of 1998, such prepayments were fewer than the prepayment trends noted in the prior year.

  Interest expense increased to $13.6 million for the year ended December 31, 1998 from $7.9 million for the year ended December 31, 1997, while the Company's average cost of borrowed funds decreased to 8.1% for the year ended December 31, 1998 from 8.6% for the year ended December 31, 1997, as a result of utilizing the lower-cost commercial paper facility for a greater proportion of the borrowings during 1998 as compared to the prior year. (See "Liquidity and Capital Resources".) The increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables, net fee and interest income increased 122.3%, to $44.1 million for the year ended December 31, 1998 from $19.8 million for the year ended December 31, 1997. In general, the lower yield on finance receivables offset by the decrease in the average cost of borrowed funds experienced in 1998 resulted in a slight increase in the annualized net interest margin to 12.3% for the year ended December 31, 1998 from 12.2% for the year ended December 31, 1997.

  The Company's provision for losses on receivables increased to $4 million for the year ended December 31, 1998 from $1.3 million for the year ended December 31, 1997. The provision recognized during both periods was the amount estimated by management that was necessary to maintain a sufficient allowance for losses on receivables based on the composition of the finance receivable portfolio at those times. As of December 31, 1998, the Company's general allowance for losses on receivables was $4.6 million or 1% of finance receivables. As of

December 31, 1997, the Company's general allowance for losses on receivables was $2.7 million or 1% of finance receivables. At December 31, 1998, the Company had a $1.8 million specific allowance for certain finance receivables. At December 31, 1997, no specific allowance was present. In 1998, the Company charged off four loans totaling $206,000 in the ordinary course of business.

  During 1998, the Company provided management services through subsidiaries to the REIT and Health Charge, Inc., a company that offers a private label credit card to hospitals and other healthcare providers which can be used by patients as a means of paying the private pay portion of their treatment. Management fees earned in connection with these activities were $1.6 million for the period during 1998 during which these services were provided. Expenses directly related to these activities for the same period were $1.8 million. These expenses are included in the Company's operating expenses.

  As discussed in the footnotes to the financial statements, on December 11, 1998, the Management Agreement with the REIT was terminated and certain employees of the Manager became employees of the REIT. Upon termination, the Company and the REIT approved an agreement under which the REIT will pay the Company a fee of 2.5% for each transaction which it originates on the REIT's behalf. In accordance with this agreement, the Company earned $872,000 in December 1998, which was included in other income.

  Operating expenses increased from $7.2 million for the year ended December 31, 1997 to $13.4 million for the year ended December 31, 1998, a 86.1% increase. This increase resulted from a 54% increase in compensation and benefits, a 232.3% increase in occupancy expenses, a 167.1% increase in professional fees, and a 114.4% increase in other expenses, all resulting from Company growth and from hiring personnel to support the management and origination functions described above.

  In addition to investing in finance receivables and the management activities discussed above, the Company generates other income from various other healthcare-related endeavors. Other income for the year ended December 31, 1998, was $4.8 million compared to $1.6 million for 1997. Of these other healthcare-related endeavors, certain recurring activities conducted in both years included investments in marketable and non-marketable securities of healthcare companies, investments in limited partnerships, and consulting fees. Other income producing activities new in 1998 and from which the Company expects recurring other income included the Company's investment in ZA, a healthcare consulting firm, dividend income from the Company's investment in the REIT and commissions from the origination agreement with the REIT, as discussed above. These activities generated $2.9 million during 1998, which comprised substantially all of the increase in other income from 1997.

  Net income increased from $8 million for the year ended December 31, 1997 to $19.8 million for the year ended December 31, 1998, a 147.8% increase, primarily as a result of the overall growth in the Company's finance receivables as described above, and the diversification of the Company through its expansion in 1998 of other income producing activities.

  Year ended December 31, 1997 Compared to the Year Ended December 31, 1996 (including pro forma adjustments).

  Total fee and interest income increased to $27.7 million for the year ended December 31, 1997 from $12 million for the year ended December 31, 1996, an increase of 130.9%. The increase principally resulted from an increase of $85.1 million in average finance receivables outstanding due to the growth in the Company's Accounts Receivable Program and the Company's expansion of its STL Program, which resulted in increases of $62.5 million and $98.9 million, respectively, from December 31, 1997 to December 31, 1996. Fees and interest earned from the STL Program grew to $5 million for the year ended December 31, 1997 from an immaterial amount in the year ended December 31, 1996 which accounted for 32% of the $15.7 million growth in total fee and interest income between the periods. During the year ended December 31, 1997, the Company increased its client base to 161 clients from 129 clients in its Accounts Receivable Program, and to 39 clients from 8 clients in its STL Program. Additionally, average borrowings from the Company increased by 109.6% in 1997 as compared to the prior year. Yield on finance receivables declined to 16.8% in the year ended December 31, 1997 from 18.4% in the year ended December 31, 1996. As a result, the increase in fee and interest income was due to growth in the volume of finance receivables. The yield on finance receivables for the year ended December 31, 1997 was lower because the composition of the Company's finance receivable portfolio contained a greater percentage of lower-yielding STL Program loans and a lower percentage of higher-yielding advances against accounts receivable in its Accounts Receivable Program.

  Interest expense increased to $7.9 million for the year ended December 31, 1997 from $3.4 million in 1996. However, the Company's average cost of borrowed funds decreased to 8.6% for the year ended December 31, 1997 from 9.7% for the year ended December 31, 1996. The increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables, net fee and interest income increased to $19.8 million for the year ended December 31, 1997 from $8.6 million for the year ended December 31, 1996. The increased interest expense from increased borrowings, combined with a lower yield on finance receivables, resulted in a decrease in the annualized net interest margin to 12.2% for the year ended December 31, 1997 from 13.2% for the year ended December 31, 1996.

  The Company's provision for losses on receivables increased to $1.3 million for the year ended December 31, 1997 from $656,000 for the year ended December 31, 1996. This increase was attributable to an increase in outstanding finance receivables, which is among the factors considered by the Company in assessing the adequacy of its allowance for losses on receivables. The Company experienced no credit losses in either period.

  Operating expenses increased to $7.2 million for the year ended December 31, 1997 from $3.3 million for the year ended December 31, 1996, a 117% increase. This increase was the result of a 195.2% increase in compensation and benefits due to hiring additional personnel, as well as increases in other operating expenses, all relating to the expansion of the Company's operations.

  Other income increased to $1.6 million for the year ended December 31, 1997 from $234,000 for the year ended December 31, 1996. This increase was mainly attributable to the Company receiving fees from clients for legal services performed by inhouse personnel. These fees were previously paid by the clients but passed through to outside firms that performed the services.

  Net income increased to $8 million for the year ended December 31, 1997 from $3 million for the year ended December 31, 1996, a 169.8% increase, primarily as a result of the overall growth in the Company's finance receivables described above.

Quarterly Financial Data

  The following table summarizes unaudited quarterly operating results for the most recent eight fiscal quarters.



                                                                         For the 1997 Quarters Ended
                                                    --------------------------------------------------------------------
                                                         March 31          June 30         Sept. 30          Dec. 31
                                                      ---------------  ---------------  ---------------  ---------------

Total fee and interest income.......................        4,488,333        5,460,542        7,951,873        9,844,329
Interest expense....................................        1,133,156        1,968,569        1,984,344        2,835,261
                                                           ----------       ----------       ----------       ----------
  Net fee and interest income.......................        3,355,177        3,491,973        5,967,529        7,009,068
Provision for losses on receivables.................          150,000          250,000          605,000          310,122
                                                           ----------       ----------       ----------       ----------
  Net fee and interest income after provision for
   losses on receivables............................        3,205,177        3,241,973        5,362,529        6,698,946
Operating expenses..................................        1,866,483        1,422,901        1,672,075        2,257,913
Other income........................................          429,399          380,723          300,004          472,726
                                                           ----------       ----------       ----------       ----------
Income before income taxes..........................        1,768,093        2,199,795        3,990,458        4,913,759
Income taxes........................................          647,089          749,956        1,532,034        1,948,178
                                                           ----------       ----------       ----------       ----------
Net income..........................................       $1,121,004       $1,449,839       $2,458,424       $2,965,581
                                                           ==========       ==========       ==========       ==========




                                                                         For the 1998 Quarters Ended
                                                    --------------------------------------------------------------------
                                                         March 31          June 30         Sept. 30          Dec. 31

Total fee and interest income.......................       12,491,956       15,310,238       14,770,244       15,134,422
Interest expense....................................        3,800,254        2,870,086        3,173,511        3,785,615
                                                          -----------      -----------      -----------      -----------
  Net fee and interest income.......................        8,691,702       12,440,152       11,596,733       11,348,807
Provision for losses on receivables.................          651,014        1,555,558          393,737        1,353,189
                                                          -----------      -----------      -----------      -----------
  Net fee and interest income after provision for
   losses on receivables............................        8,040,688       10,884,594       11,202,996        9,995,618
Asset management income.............................                           313,268          673,834          589,495
                                                          -----------      -----------      -----------      -----------
  Operating income..................................        8,040,688       11,197,862       11,876,830       10,585,113
Operating expenses..................................        2,613,657        3,166,291        3,929,477        3,725,026
Other income........................................          634,302          433,752          978,942        2,758,913
                                                          -----------      -----------      -----------      -----------
Income before income taxes..........................        6,061,333        8,465,323        8,926,295        9,619,000
Income taxes........................................        2,440,771        3,371,854        3,582,812        3,868,612
                                                          -----------      -----------      -----------      -----------
Net income..........................................      $ 3,620,562      $ 5,093,469      $ 5,343,483      $ 5,750,388
                                                          ===========      ===========      ===========      ===========


  The Company's quarterly results of operations are not generally affected by seasonal factors.

Collateral

  The Company's primary protection against credit losses on its Accounts Receivable Program is the collateral, which consists of client accounts receivable due from third-party payors which collateralize revolving lines of credit secured by, and advances against, accounts receivable. The Company obtains a first priority security interest in all of the client's accounts receivable, including receivables not financed by the Company (excess collateral). As a result, amounts loaned or advanced to clients with respect to specific accounts receivable are cross-collateralized by the Company's security interest in other accounts receivable of the client.

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

  In addition, under both programs, the Company frequently obtains a security interest in other assets of a client and generally has recourse against the clients, and often, the personal assets of the principals or parent companies of clients.

  Under the STL Program, the Company's term loans to clients are secured by a first or second lien on various types of collateral, such as real estate, accounts receivable, equipment, inventory and stock, depending on the circumstances of each loan and the availability of collateral.

Turnover

  With respect to the Accounts Receivable Program, a general measure of the rate at which draws under the Program are paid back to the Company is the Company's finance receivable turnover. The Company's turnover of its finance receivables in its Accounts Receivable Program, is calculated by dividing total collections of client accounts receivable for each quarter by the average month-end balance of finance receivables during the quarter. The table below presents the turnover statistics for the applicable quarters and years ended:

                                                  1996                      1997                      1998
                                                  ----                      ----                      ----
Quarter ended March 31,                           2.4x                      2.6x                      2.6x
Quarter ended June 30,                            2.4x                      2.8x                      2.3x
Quarter ended September 30,                       3.7x                      2.7x                      2.4x
Quarter ended December 31,                        3.5x                      2.7x                      2.3x
Year ended December 31,                          11.0x                     11.4x                      9.2x

Provision and Allowance for Losses on Receivables

  The Company regularly reviews its outstanding finance receivables to determine the adequacy of its allowance for losses on receivables. The allowance for losses on receivables is maintained at an amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables.
In evaluating the adequacy of the allowance, management of the Company considers trends in healthcare sub-markets, past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, excess collateral, real estate collateral valuations, and underwriting policies, among other items. Over time, the general reserve has been maintained at an amount which approximates 1% of the outstanding finance receivables. At December 31, 1996, the Company's general reserve was $1.1 million or 1.2% of finance receivables; at December 31, 1997, it was $2.7 million or 1.1% of finance receivables; at December 31, 1998, it was $4.6 million or 1% of finance receivables. To the extent that management deems specific finance receivable advances to be wholly or partially uncollectible, the Company establishes a specific loss reserve equal to such amount. At December 31, 1996 and 1997, the Company had no specific reserves. At December 31, 1998, the Company had $1.8 million of specific reserves as a component of its allowance. The Company had no charge-offs in 1996 and 1997, and charged-off $206,000 in 1998. In connection with its historical loss experience, the Company believes that, generally, credit issues with respect to current originations become more apparent as the credits season; therefore, the Company expects that future charge-offs will bear a closer correlation to the present provisions. In the opinion of management, based on a review of the Company's portfolio, the allowance for losses on receivables is adequate at this time, although there can be no assurance that such reserve will be adequate in the future.

Liquidity and Capital Resources

  Cash flows resulting from operating activities provided sources of cash amounting to $17.9 million for the year ended December 31, 1998. This compares to operating cash flows of $12.5 million in 1997 and pro forma operating cash flows of $6.2 million for 1996. The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities include cash payments for compensation and employee benefits, rent expense, and professional fees. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its Accounts Receivable and STL Programs. The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. Financing has been obtained from both debt and equity sources. The debt financing has been generated from draws on the Bank facility, the Warehouse Facility, the sale of commercial paper through the CP Facility, and, more recently, draws on the CP Conduit Facility. The sources of equity financing were primarily from limited partner capital contributions prior to the Reorganization and the Offering. Subsequent to the Offering, the limited partnership interest was purchased using a significant portion of the offering proceeds, the limited partnership was dissolved and its assets transferred to the Company. Subsequent sources of equity financing were from sales of common stock through two subsequent public offerings of the Company's common stock.

  In conjunction with the Reorganization and in contemplation of the Offering, at the request of the Company, Fleet increased the committed line of credit under the Bank Facility from $35 million to $50 million. The Bank Facility is a revolving line of credit. The interest rates payable by the Company under the Bank Facility adjust, based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2%. As of December 31, 1996, 1997 and 1998, $21.8, $40.2, and $32.5 million, respectively, was outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5 million and a ratio of total debt to equity of not more than 3.0 to 1.0. In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined in the Bank Facility) in excess of $1 million. The inter-creditor arrangements entered into in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio. At December 31, 1996, 1997, and 1998, the Company was in compliance with its financial covenants under the Bank Facility. The expiration date for the Bank Facility is March 29, 2002, subject to automatic renewal for one-year periods thereafter unless terminated by either party which requires six months prior written notice.

  In December 1996, the Company entered into an agreement with ING for $100 million commitment under the CP Facility. On December 30, 1997, that commitment was increased to $200 million. As of December 31, 1996, $37.2 million of commercial paper was outstanding under the CP Facility. As of December 31, 1997, $101.2 million of commercial paper was outstanding under the CP Facility and at December 31, 1998, $114.2 million was outstanding. The CP Facility requires the Company to transfer advances and related receivables under its Accounts Receivable Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited

Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. The CP Facility generally requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $50 million. At December 31, 1996, 1997 and 1998, the Company was in compliance with its financial covenants under the CP Facility. The maturity date for the CP Facility is December 5, 2001. However, the CP Facility may be terminated by the Company at any time after December 5, 1999, without penalty. See "Business--Capital Resources."

  On June 27, 1997, the Company entered into an agreement with First Boston under the Warehouse Facility. Under the terms of the Warehouse Facility, the Company is able to securitize certain loans under the Company's STL Program.
The Company had a total borrowing capacity under the agreement of $50 million as of December 31, 1997. In January 1998, that commitment was raised to $60 million and in February 1998, to $100 million. As of December 31, 1998 and December 31, 1997, the Company had borrowed $49.6 and $27.9 million, respectively, under the Warehouse Facility. The Warehouse Facility requires that the amount outstanding under the financing agreement may not exceed 88% of the principal amount of the STL Program loans securitized. Interest will accrue under the financing agreement at a rate of one-month LIBOR plus 3.75% on the first $50 million and one-month LIBOR plus 3.0% on the second $50 million. The Warehouse Facility requires that the loans advanced by the Company not exceed 95% of the appraised value of the real estate, or a multiple of the underwritten cash flow of the borrower, that the weighted average yield of advances under the Warehouse Facility exceeds the prime rate of interest plus 3%, that the maximum weighted average loan to value of advances under the Warehouse Facility be no greater than 85%, and that no loan in the portfolio have a life greater than five years. Additionally, the Warehouse Facility requires that, to the extent that the Company makes advances in amounts greater than $7.5 million to any borrower, that excess is advanced by the Company through other sources. The commitment to make advances under the Warehouse Facility terminates on June 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement; however previous loans securitized will remain outstanding until they have been fully repaid. Additionally, under the terms of the Warehouse Facility, the Company has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. At December 31, 1997 and 1998, the Company was in compliance with its covenants under the Warehouse Facility.

  On December 28, 1998, the Company committed to the CP Conduit Facility with VFCC, an issuer of commercial paper sponsored by First Union National Bank. The total borrowing capacity under this facility is $150 million. The facility expires in December 2001. The Company, through a single-purpose subsidiary, pledges receivables on a revolving line of credit with VFCC. VFCC issues commercial paper or other indebtedness to fund the CP Conduit Facility with the Company. The rate of interest charged under this agreement is the one-month LIBOR plus 1.2%. In conjunction with the initial draw on this facility, which took place on December 31, 1998, the Company entered into an interest rate swap agreement. Under the agreement, the Company exchanges the prime-based rate of interest which is accruing on finance receivables pledged under the facility for a LIBOR-based rate of interest. At any point in time, the amount of collateral subject to the swap agreement is equal to at least 75% of the balance drawn on the CP Conduit Facility. At December 31, 1998, $42.4 million was outstanding under this facility. The CP Conduit Facility will generally lend up to 80% of the collateral pledged and requires (i) a minimum over-collateralization percentage of 125%, (ii) the average loan outstanding shall be $2.75 million or less, (iii) the weighted maturity of all STL loans be three years or less, (iv) the portfolio yield equals or exceeds a minimum yield, (v) certain third party payor concentration limits not be exceeded, and (vi) that the Company maintain a minimum tangible net worth of $175 million. The CP Conduit Facility terminates on December 28, 2001 and may be extended by agreement in writing with VFCC. At December 31, 1998, the Company was in compliance with its covenants under the CP Conduit Facility.

  The Company requires substantial capital to finance its business. Consequently, the Company's ability to grow and the future of its operations will be affected by the availability and the terms of financing. The Company expects to fund its future financing activities principally from (i) the CP Facility, (ii) the Bank Facility, (iii) the Warehouse Facility, and (iv) the CP Conduit Facility. While the Company expects to be able to obtain new financing facilities or renew these existing financing facilities and to have continued access to other sources of credit after expiration of these facilities, there is no assurance that such financing will be available, or, if available, that it will be on terms favorable to the Company.

Inflation

     Inflation has not had a significant effect on the Company's operating results to date.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is the volatility of interest rates on its finance receivables and borrowings, its only market risk sensitive instruments. However, this risk is mitigated because substantially all, over 95%, of the Company's finance receivables are floating rate instruments that are based on the prime rate and all of the Company's borrowings are on a floating-rate basis. The interest payable under the Bank Facility adjusts based on Fleet's prime rate, or, at the Company's discretion, based on LIBOR. The interest rate on the CP Facility adjusts based on changes in commercial paper rates. The interest rate on the CP Conduit Facility and the Warehouse Facility adjust based on LIBOR. And although the prime rate and the rates on the Company's borrowings do not change in perfect synchronization, the Company has noted that changes in these rates have been closely correlated. Additionally, under the terms of the CP Conduit Facility, the Company entered into an interest rate swap agreement in which the Company exchanges the prime based rate of interest which accrues on finance receivables pledged under the facility for a LIBOR based rate of interest for at least 75% of the balance drawn on the CP Conduit Facility, which further mitigates the impact of interest rate market risk.

     The relative degrees to which the Company funds its finance receivable portfolio using its equity and its borrowing facilities is relevant when assessing the effects of interest rate changes. The impact of a change in the rates earned on the portion of the portfolio funded by equity would result in a similar change to the net interest margin, and, thus, a change which may be significant to net income. The impact of a change in rates earned on the portion of the portfolio funded by borrowings would be accompanied by a similar change on the rates paid to fund the portfolio and would, therefore, result in a minimal change to the net interest margin and to net income. At December 31, 1998, 54.6% of the Company's finance receivables was funded through borrowings. The Company anticipates that the portion of its portfolio funded through borrowings during 1999 will increase as necessary to support Company growth.

     The Company uses a sensitivity analysis model to measure the exposure of its net income to increases or decreases in interest rates. The model measures the change in annual net income if interest rates increase or decrease by 50 and by 100 basis points, respectively. Based on the model used, which considers the Company's 1999 growth projections, a 100 basis point increase or decrease, respectively, in interest rates would increase or decrease, accordingly, net income in 1999 by approximately 4%.

     As with any model, there are limitations inherent in the interest rate risk measurements above. Modeling changes requires certain assumptions be made that may simplify the way actual yields and costs respond to changes in interest rates. For example, the model projects certain static growth assumptions that are more likely to be correct on the average, but not necessarily to be correct on a day-to-day, month-to-month basis. Thus, although the sensitivity analysis model provides an indication of the Company's interest rate exposure at a particular point in time, it cannot provide a precise forecast of the effect of changes in market interest rates on the Company's net income.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                         INDEX TO FINANCIAL STATEMENTS



HEALTHCARE FINANCIAL PARTNERS, INC.


Report of Independent Auditors, Ernst & Young LLP...........................................  30

Consolidated Balance Sheets as of December 31, 1998 and 1997................................  31

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996......  32

Consolidated Statements of Equity for the years ended December 31, 1998, 1997 and 1996......  33

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..  34

Notes to Consolidated Financial Statements..................................................  35

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
HealthCare Financial Partners, Inc.

  We have audited the accompanying consolidated balance sheets of HealthCare Financial Partners, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthCare Financial Partners, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Washington, D.C.
February 11, 1999

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS



                                  ASSETS                                                   December 31,
                                                                             ----------------------------------------
                                                                                     1998                 1997
                                                                             --------------------  ------------------
Cash and cash equivalents                                                           $ 39,551,044         $ 18,668,703
Finance receivables                                                                  437,287,437          250,688,138
Less:
   Allowance for losses on receivables                                                 6,401,916            2,654,114
   Unearned fees                                                                       3,802,302            3,161,237
                                                                                    ------------         ------------
       Net finance receivables                                                       427,083,219          244,872,787
Prepaid expenses and other assets                                                      9,455,219            3,405,497
Deferred income taxes                                                                  2,112,383            1,041,520
Investments in affiliates                                                             11,397,194              767,244
Investment securities                                                                 11,755,628            1,442,814
Property and equipment, net                                                            1,753,208              416,284
Goodwill                                                                               1,563,220            1,740,097
                                                                                    ------------         ------------
       Total assets                                                                 $504,671,115         $272,354,946
                                                                                    ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings                                                                          $238,783,273         $169,269,054
Client holdbacks                                                                       4,208,859            6,173,260
Accounts payable to clients                                                              540,205              834,367
Income taxes payable                                                                   1,918,084            5,138,144
Accounts payable and accrued expenses                                                  6,180,833            2,217,947
Notes payable                                                                          3,380,828              115,286
Accrued interest                                                                       1,454,297              776,700
Due to affiliates, net                                                                   651,169
                                                                                    ------------         ------------
       Total liabilities                                                             257,117,548          184,524,758

Stockholders' equity
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized; none outstanding
   Common stock, par value $.01 per share; 60,000,000 shares
    authorized; 13,414,189 and 9,670,291 shares issued and
    outstanding, respectively                                                            134,142               96,703
   Paid-in-capital                                                                   219,822,293           79,784,045
   Retained earnings                                                                  27,757,342            7,949,440
   Accumulated other comprehensive income                                               (160,210)
                                                                                    ------------         ------------
       Total stockholders' equity                                                    247,553,567           87,830,188
                                                                                    ------------         ------------
       Total liabilities and stockholders' equity                                   $504,671,115         $272,354,946
                                                                                    ============         ============


                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                     Year Ended December 31,
                                                                  ---------------------------------------------------------------
                                                                     1998                      1997                      1996
                                                                  -----------               -----------               -----------
Fee and interest income:
 Finance receivables                                              $56,889,198               $27,401,653               $11,971,886
 Other                                                                817,662                   343,424                    44,085
                                                                  -----------               -----------               -----------
     Total fee and interest income                                 57,706,860                27,745,077                12,015,971
Interest expense                                                   13,629,466                 7,921,330                 3,408,562
                                                                  -----------               -----------               -----------
Net fee and interest income                                        44,077,394                19,823,747                 8,607,409
Provision for losses on receivables                                 3,953,498                 1,315,122                   656,116
                                                                  -----------               -----------               -----------
Net fee and interest income after provision
 for losses on receivables                                         40,123,896                18,508,625                 7,951,293
Asset management income                                             1,576,597
                                                                  -----------               -----------               -----------
Operating income                                                   41,700,493                18,508,625                 7,951,293
Operating expenses:
   Compensation and benefits                                        5,762,158                 3,741,827                 1,267,625
   Professional fees                                                1,370,434                   512,989                   283,935
   Occupancy                                                          726,436                   218,636                   196,319
   Commissions                                                         65,624                   176,282                   463,499
   Other                                                            5,509,799                 2,569,638                 1,115,616
                                                                  -----------               -----------               -----------
     Total operating expenses                                      13,434,451                 7,219,372                 3,326,994
Other income:
 Dividend income from investment in REIT                              378,249
 Equity in earnings from unconsolidated entity                      1,622,833
 Commissions on REIT originations                                     871,875
 Other                                                              1,932,952                 1,582,852                   233,982
                                                                  -----------               -----------               -----------
     Total other income                                             4,805,909                 1,582,852                   233,982
Income before deduction of preacquisition
 earnings                                                          33,071,951                12,872,105                 4,858,281
Deduction of preacquisition earnings                                                                                    4,289,859
                                                                  -----------               -----------               -----------
Income before income taxes                                         33,071,951                12,872,105                   568,422
Income taxes                                                       13,264,049                 4,877,257                    38,860
                                                                  -----------               -----------               -----------
Net income                                                        $19,807,902               $ 7,994,848               $   529,562
                                                                  ===========               ===========               ===========

Basic earnings per share                                                $1.57                      $.99                      $.13
                                                                  ===========               ===========               ===========

Diluted earnings per share                                              $1.52                      $.96                      $.13
                                                                  ===========               ===========               ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                              STATEMENTS OF EQUITY


                                                                                     Stockholders'  Equity (Deficit)
                                                              ----------------------------------------------------------------------

                                                                                                                     Accumulated
                                                    Limited                                       Retained              Other
                                                   Partners'        Common        Paid-In         Earnings           Comprehensive
                                                    Capital         Stock         Capital         (Deficit)             Income
                                                --------------  --------------  -----------     -------------       ----------------

Balance at January 1, 1996 (combined)                $ 415,305       $ 34,200                     $  (574,970)
Net and Comprehensive Income                                                                          529,562
Issuance of 2,415,000 shares of $.01par
  value common stock                                                   24,150  $ 26,708,034
Conversion of common stock warrants
  to 379,998 shares of $.01 par value
  common stock                                                          3,800        (3,800)
Net distribution to partners                          (415,305)
                                                --------------  --------------  -----------     -------------       ----------------

Balance at December 31, 1996                                           62,150    26,704,234           (45,408)
Net and Comprehensive Income                                                                        7,994,848
Issuance of 3,450,000 shares of $.01par
  value common stock                                                   34,500    53,005,310
Common stock issuable and issued under
  option plans                                                             53        74,501
                                                                --------------  -----------     -------------       ----------------

Balance at December 31, 1997                                           96,703    79,784,045         7,949,440
Comprehensive income:
   Net income                                                                                      19,807,902
   Unrealized loss on investment
   securities available-for-sale, net of tax                                                                           $   (160,210)

   Comprehensive Income
Issuance of 3,657,500 shares of $.01
  par value common stock                                               36,575   137,895,839
Common stock issuable and issued under
  option plans                                                            864     2,142,409
                                                --------------  -------------- ------------     -------------       ----------------

Balance at December 31, 1998                    $                    $134,142  $219,822,293       $27,757,342          $   (160,210)
                                                ==============  ============== ============     =============       ================




                                                                                           Total
                                                                                           Equity
                                                                  Total                   (Deficit)
                                                              --------------           --------------
Balance at January 1, 1996 (combined)                          $   (540,770)          $   (125,465)
Net and Comprehensive Income                                        529,562                529,562
Issuance of 2,415,000 shares of $.01par
  value common stock                                             26,732,184             26,732,184
Conversion of common stock warrants
  to 379,998 shares of $.01 par value
  common stock
Net distribution to partners                                                              (415,305)
                                                              -------------           ------------
Balance at December 31, 1996                                     26,720,976             26,720,976
Net and Comprehensive Income                                      7,994,848              7,994,848
Issuance of 3,450,000 shares of $.01par
  value common stock                                             53,039,810             53,039,810
Common stock issuable and issued under
  option plans                                                       74,554                 74,554
                                                              -------------           ------------
Balance at December 31, 1997                                     87,830,188             87,830,188
Comprehensive income:
   Net income                                                    19,807,902             19,807,902
   Unrealized loss on investment
    securities available-for-  sale, net of tax                    (160,210)              (160,210)
                                                              -------------           ------------
   Comprehensive Income                                          19,647,692             19,647,692
                                                              -------------           ------------
Issuance of 3,657,500 shares of $.01
  par value common stock                                        137,932,414            137,932,414
Common stock issuable and issued under
  option plans                                                    2,143,273              2,143,273
                                                              -------------           ------------
Balance at December 31, 1998                                   $247,553,567           $247,553,567
                                                              =============           ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Year Ended December 31,
                                                             ---------------------------------------------
                                                                  1998            1997           1996
                                                             --------------  --------------  -------------
Operating activities
 Net income                                                  $  19,807,902   $   7,994,848   $    529,562
 Adjustments to reconcile net income to
  net cash provided by operations:
   Depreciation                                                    223,981         113,550         77,916
   Amortization of goodwill                                        176,877          92,248
   Stock compensation plans                                         86,478          15,989
   Provision for losses on receivables                           3,953,498       1,315,122        656,116
   Deferred income taxes                                          (964,923)       (660,058)      (351,127)
   Net gains on investment securities                             (528,393)
   Equity in earnings from investments                          (1,622,833)
   Changes in assets and liabilities:
     Increase in prepaid expenses and other                     (6,049,722)     (1,998,104)      (670,709)
     (Decrease) increase in income taxes payable                (2,155,150)      4,748,552        278,418
     Increase in accounts payable and accrued
       expenses                                                  3,668,724         496,271      1,265,420
     Increase in accrued interest                                  677,597         392,765         79,586
     Increase in amount due to affiliates, net                     651,169
                                                             --------------  --------------  -------------
       Net cash provided by operating activities                17,925,205      12,511,183      1,865,182
Investing activities
 Increase in finance receivables, net                         (191,069,396)   (151,189,744)   (10,338,502)
 Investment in affiliates                                      (10,629,950)       (767,244)
 Net cash used for investment securities                        (1,963,452)       (925,002)
 Purchase of property and equipment, net                        (1,477,520)       (306,436)      (225,173)
 Purchase of limited partnership interest, net
  of cash required                                                             (15,200,257)   (16,138,888)
 Other                                                                            (188,000)
                                                             --------------  --------------  -------------
       Net cash used in investing activities                  (205,140,318)   (168,576,683)   (26,702,563)
Financing activities
 Net borrowings                                                 69,514,219     110,230,219     10,225,016
 Issuance of common stock, net of expenses                     138,924,298      53,098,375     26,732,184
 Net (payments) borrowings under notes payable                    (341,063)        (11,103)       105,191
 Distributions to limited partners, net                                           (317,993)      (415,305)
 Decrease in notes payable to related parties                                                     (75,000)
                                                             --------------  --------------  -------------
       Net cash provided by financing activities               208,097,454     162,999,498     36,572,086
                                                             -------------   -------------   ------------
 Net increase in cash and cash equivalents                      20,882,341       6,933,998     11,734,705
 Cash and cash equivalents at beginning of period               18,668,703      11,734,705
                                                             -------------   -------------   ------------
 Cash and cash equivalents at end of period                  $  39,551,044   $  18,668,703   $ 11,734,705
                                                             =============   =============   ============

Supplemental disclosure of cash flow information
 information
 Cash payments for interest                                  $  12,951,869   $   7,528,565   $  3,037,218
                                                             =============   =============   ============
 Cash payments for income taxes                              $  16,351,530   $     788,764   $     23,839
                                                             =============   =============   ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

  The consolidated financial statements of Healthcare Financial Partners, Inc. (the "Company") for 1998 include the accounts of the Company and the accounts of its wholly-owned subsidiaries, HCFP Funding, Inc, HCFP Funding II, Inc., HCFP Funding III, Inc., Wisconsin Circle Funding Corporation, Wisconsin Circle II Funding Corporation, Wisconsin Circle III Funding Corporation, HCFP of California, Inc., HCFP REIT Management, Inc., HCFP HC Management, Inc., HCFP REIT Origination, Inc., and HealthCare Analysis Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's principal activity is providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

  The Company, which was incorporated and previously doing business as HealthPartners Financial Corporation from inception to September 13, 1996, was formed in 1993 under the laws of the state of Delaware. The Company issued 2.4 million shares of common stock, including underwriters over allotment, in an initial public offering (the "offering") in November 1996. In connection with the offering, the Company increased its authorized common shares from one million shares to 30 million and effected a 4.56-to-1 split of the common stock in the form of a stock dividend, including outstanding warrants and options, on September 13, 1996. Shares of common stock outstanding for all periods presented have been retroactively restated to give effect to the stock split. Effective upon the completion of the offering, the Company used the proceeds of the offering to acquire, using the purchase method of accounting, all the limited partnership interests in HealthPartners Funding, L.P. ("Funding") and Funding was liquidated (the acquisition) (See Note 14). The amount paid to acquire the limited partnership interest approximated both the fair value and the book value of Funding at the date of the acquisition. Prior to the offering and the acquisition of Funding by the Company, the Company owned a 1% general partner interest in HealthPartners DEL, L.P. ("DEL") and Funding. In addition, the majority owners of the Company owned all of the limited partnership interests of DEL. Prior to the offering, the Company's principal activity was its interest in Funding. Additionally, the Company provided operational and management support to Funding for a fee. Funding's principal activity was providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

  The financial statements of the Company for 1996 were consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The deduction of preacquisition earnings reflects the operations of Funding and DEL allocated to the limited partners of Funding and DEL prior to the acquisition.

  Effective September 1, 1996, in contemplation of the offering, Funding acquired, using the purchase method of accounting, the assets of DEL (consisting principally of client receivables) by assuming DEL's liabilities and paying approximately $472,000 in cash. The cash payment approximated the fair value and book value of DEL's net assets. Immediately following the acquisition, DEL was dissolved.

2.  SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents

  Cash and cash equivalents includes cash and other liquid financial instruments with an original maturity of three months or less.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

 Finance Receivables

  The Accounts Receivable Program includes asset-based lending and purchased finance receivables. Asset-based lending is provided in the form of a revolving line of credit. The amount of credit granted is based on a predetermined percentage of the client total accounts receivable. Purchased finance receivables are recorded at the contractual purchase amount, less the discount fee (the "amount purchased"). The difference between the amount purchased and the amount paid to acquire such receivables is reflected as client holdbacks. In the event purchased receivables become delinquent, the Company has certain rights of offset to apply client holdbacks (or future fundings) against delinquent accounts receivable.

  Secured term loans are loans up to three years in duration secured by real estate, accounts receivable, and other assets, such as equipment, inventory, and stock. These loans are often provided to clients currently borrowing under the aforementioned Accounts Receivable Program. In connection with secured term loans, the Company may receive stock, or warrants to convert to stock, in the client entity.

 Allowance for Losses on Receivables

  The allowance for losses on receivables is maintained at the amount estimated to be sufficient to absorb future losses, net of recoveries, inherent in the finance receivables. The provision for losses on receivables is the periodic cost of maintaining an adequate allowance. In evaluating the adequacy of the allowance, management considers trends in past-due accounts, historical charge-off and recovery rates, credit risk indicators, economic conditions, on-going credit evaluations, overall portfolio size, average client balances, excess collateral and underwriting policies, among other items. The Company performs an account-by-account review to identify finance receivables to be specifically provided for and charged off. Additionally, client holdbacks are available to offset losses on certain receivables. And, under certain circumstances, credit losses can be offset against client holdbacks related to other financings.

 Investments in Affiliates

  Investments in affiliates are investments in entities for which the Company may provide management and/or administrative services. In all cases, the Company does not have sufficient control to warrant consolidation. As such, the Company's investments in affiliates are accounted for using either the cost or equity methods of accounting, depending upon the degree of the Company's ownership interest. Investments in affiliates accounted for under the cost method are carried at the initial costs of the investments and are evaluated periodically for impairment.

 Investment Securities

  Investment securities are comprised of marketable equity securities consisting primarily of publicly traded common stock and related warrants, securities which have no ready market and which are primarily investments in the common stock and related warrants of private companies, and minority membership interests in limited liability companies. Marketable equity securities are classified as securities available for sale and, accordingly, are stated at fair market value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income. Investment securities which have no ready market are carried at cost and evaluated periodically for impairment. Minority interests in limited liability companies are accounted for under either the cost or equity methods of accounting, depending upon the degree of the Company's membership interest. Investments accounted for under the cost method are carried at the initial costs of the investments and are evaluated periodically for impairment.

 Property and Equipment, net

  Property and equipment, principally computer and related peripherals, were stated at cost less accumulated depreciation of approximately $422,000 and $203,000 at December 31, 1998 and 1997, respectively. Depreciation expense is computed primarily using the straight-line method.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

 Borrowings

  Direct costs of borrowings, including fees, commissions, and professional services, are deferred and included in other assets and amortized into operating expenses over the life of the respective borrowings.

 Comprehensive Income

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's investment securities available-for-sale, which prior to adoption would have been reported separately in stockholders' equity, to be included in other comprehensive income. Prior years' financial statements have been conformed to the requirements of SFAS 130.

 Revenue Recognition

  Fee and interest income from finance receivables includes accrued interest on finance receivables, including discount fees, commitment fees, management, termination, success and set-up fees and is recognized in income over the periods earned under methods that approximate the effective interest method.

  Finance receivables are generally placed on non-accrual status when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal or interest is unlikely. After a finance receivable is placed on non-accrual status, income is recognized only to the extent of cash received and collection of principal is not in doubt. Finance receivables are returned to accrual status when they become contractually current, and past due income is recognized at that time.

 Income Taxes

  The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these temporary differences reverse.

 Earnings per Share

  Basic earnings per share is based on the weighted average number of common shares outstanding excluding any dilutive effects of options, warrants and other dilutive securities. Diluted earnings per share reflects the assumed conversion of all dilutive securities.

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

 Fair Value of Financial Instruments

  Due to the variable rates associated with most of the Company's financial instruments, there are no significant differences between recorded values and fair values.

 Reclassifications

  Certain reclassifications were made to the prior years' financial statements to conform to the current year's presentation.

3.  FINANCE RECEIVABLES

  Finance receivables consisted of the following:

                                                                                       December 31,
                                                                       --------------------------------------------
                                                                                1998                   1997
                                                                       -----------------------  -------------------
Accounts receivable program..........................................             $289,717,840         $185,727,628
Secured term loans...................................................              147,569,597           64,960,510
                                                                                  ------------         ------------
                                                                                  $437,287,437         $250,688,138
                                                                                  ============         ============

  In connection with certain finance receivables, the Company maintained cash balances in escrow at December 31, 1998 and 1997 of $4.6 million and $721,000, respectively.

  At December 31, 1998 and 1997, finance receivables totaling approximately $11.6 and $1.4 million, respectively, were on non-accrual status and considered impaired. At December 31, 1998, the allowance allocated to these finance receivables was approximately $1.8 million. No amount of the allowance was specifically allocated to finance receivables on non-accrual status at December 31, 1997. The average recorded investment in non-accrual finance receivables during the years ended December 31, 1998 and 1997 was approximately $6.3 million and $333,000, respectively. During 1998 and 1997, no income was recognized on finance receivables while they were under the non-accrual status.

4.  ALLOWANCE FOR LOSSES ON RECEIVABLES

  Changes in the allowance for losses on receivables were as follows:

                                                                                  Year Ended December 31,
                                                                     --------------------------------------------------
                                                                           1998             1997             1996
                                                                     ----------------  ---------------  ---------------
Balance, beginning of year.........................................       $2,654,114        $1,078,992       $   66,840
Allowance acquired from purchased finance receivables..............                            260,000          356,036
Provision for losses on finance receivables........................        3,953,498         1,315,122          656,116
Amounts charged off................................................         (205,696)
                                                                          ----------        ----------       ----------
Balance, end of year...............................................       $6,401,916        $2,654,114       $1,078,992
                                                                          ==========        ==========       ==========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

5.  INVESTMENTS IN AND TRANSACTIONS WITH AFFILIATES

 HealthCare Financial Partners REIT, Inc.

  In January 1998, a real estate investment trust known as HealthCare Financial Partners REIT, Inc. (the "REIT") was formed. Certain senior officers of the Company who founded the REIT became senior officers of the REIT. The REIT's principal activity is investing in income-producing real estate and real estate related assets in the healthcare industry, consisting principally of purchase leaseback transactions of long-term care facilities, acquisitions of medical office buildings, and mortgage lending.

  In connection with the formation of the REIT, the Company made investments in the REIT. In January 1998, the Company acquired 241,665 shares of the REIT's common stock in a private placement. In May 1998, in a private placement of units (the "Units"), the Company acquired 100,000 Units. Each Unit consisted of five shares of the REIT's common stock and one warrant to purchase one share of common stock. In connection with an amendment made to a registration rights agreement regarding the aforementioned Units, the REIT granted all Unit holders of record on October 30, 1998 one additional warrant to purchase one share of common stock for each Unit held. The warrants acquired as part of the Units purchased in May 1998 and the additional warrants granted, as mentioned above, have exercise prices of $20, became exercisable in November 1998, and expire in April 2001.

  At December 31, 1998, the Company's investment in the REIT, accounted for under the cost method, was approximately $10.1 million and consisted of 741,665 shares of common stock and 200,000 common stock purchase warrants. For the year ended December 31, 1998, dividend income related to the Company's investment in the REIT was approximately $378,000. At December 31, 1998, $111,000 of the dividend income was receivable from the REIT. This amount was included as a component of "due to affiliates, net" at that date, and was subsequently collected in January 1999.

  In 1998, a wholly-owned subsidiary of the Company known as HCFP REIT Management, Inc. (the "Manager") entered a management agreement (the "Management Agreement") with the REIT. Under the Management Agreement, the Manager advised the REIT as to the activities and operations of the REIT and was responsible for the day-to-day operations of the REIT pursuant to authority granted to it by the REIT's Board of Directors. Pursuant to the Management Agreement, the Manager was paid a management fee. Among other things, this management fee was paid to compensate the employees of the Manager who conducted the business of the REIT; the majority of personnel managing the REIT were employees of the Manager. The fee was calculated and paid quarterly. The amount was equal to a percentage of the REIT's average invested assets (as defined by the Management Agreement) over the year. The percentages applied were to range from 1.5% for the first $300 million of average invested assets to 0.5% for average invested assets exceeding $1.2 billion. From the inception of the Management Agreement through December 11, 1998, the Company earned a management fee in connection with the REIT of approximately $1.3 million.

  On December 11, 1998, the Management Agreement was terminated and certain employees of the Manager became employees of the REIT. Upon this termination, the Company and the REIT approved an agreement under which the Company is paid by the REIT a fee of 2.5% of the purchase price or principal amount of each transaction which it originates on the REIT's behalf. In connection with this agreement, the Company earned approximately $872,000 in December 1998.

  At December 31, 1998, the REIT owed the Company approximately $1.2 million in connection with a prorated fourth quarter management fee in accordance with the Management Agreement, the fee earned in December 1998 as discussed above, and other amounts attributable to reimbursable expenditures made by the Company on the REIT's behalf. This amount was included as a component of "due to affiliates, net" at December 31, 1998.

  As of December 31, 1998, the Company had a $6.75 million outstanding secured term loan to the REIT. The loan is secured by a skilled nursing facility owned by the REIT which is leased to an operator independent of both the Company and the REIT. The loan matures in November 1999, and is interest-only at the rate of 11%. During 1998, $66,000 of interest was paid to the Company by the REIT under this note.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

 Funding III, L.P.

  In August 1997, the Company formed HealthCare Financial Partners--Funding III, L.P. ("Funding III, L.P."), a limited partnership in which HCFP Funding III, Inc., a wholly-owned subsidiary of the Company ("Funding III"), was the General Partner. Funding III, L.P. participated in a Department of Housing & Urban Development auction of a distressed mortgage loan portfolio. Funding III holds a 1% General and 49% limited partnership interest in Funding III, L.P. and receives 60% of the income from the partnership's activities. The Company accounts for its investment in Funding III, L.P. under the equity method of accounting, as it does not have sufficient control to warrant consolidation. At December 31, 1998 and 1997, the investment in Funding III, L.P. was $1,304,000 and $767,000, respectively. For the years ended December 31, 1998 and 1997, income relating to the investment in Funding III, L.P. was approximately $537,000 and $2,000, respectively. At December 31, 1998, the Company owed Funding III, L.P. approximately $2 million. This amount was included as a component of "due to affiliates, net" at December 31, 1998.

 Funding II, L.P.

  In March 1997, the Company formed HealthCare Financial Partners--Funding II, L.P. ("Funding II, L.P."), a limited partnership in which HCFP Funding II, Inc., a wholly-owned subsidiary of the Company ("Funding II"), was the General Partner. Funding II, L.P. was established to develop the secured term loan program. In June 1997, using proceeds from the Company's secondary offering of shares of common stock to the public, Funding II acquired all of the limited partnership interests in Funding II, L.P., utilizing the purchase method of accounting, for a purchase price of $15.5 million. Funding II, L.P. was then liquidated. This payment reflected the fair value of the business and exceeded the book value by $1.6 million, which was recorded as goodwill, and is being amortized over ten years using a straight-line method. For the year ended December 31, 1997, income relating to the investment in Funding II, L.P. was approximately $83,000.

6.  INVESTMENT SECURITIES

  At December 31, 1998, the Company's marketable equity securities, which are designated as available-for-sale, had a fair market value of $170,000 and a cost basis of $436,000. At December 31, 1997, the Company's marketable equity securities designated as available-for-sale had a fair market value and a cost basis both equal to $357,000. At December 31, 1998 and 1997, the Company's non-marketable equity securities were carried at an aggregate cost of $1.3 million and $1.1 million, respectively. During the years ended December 31, 1998 and 1997, marketable and non-marketable equity securities received in connection with the secured term loan program had a combined initial market or initial estimated value of $664,000 and $518,000, respectively.

  During 1998, the Company acquired a 49% membership interest in a limited liability company (the "LLC") which it accounts for under the equity method. To obtain this interest, the Company paid $3.5 million in cash, converted a $2 million finance receivable owed by the LLC, and executed a $3.5 million note payable to the LLC. For the year ended December 31, 1998, income relating to this investment was $1.6 million, and of that amount, $343,000 was distributed by the LLC to the Company during the year. The carrying value of this investment at December 31, 1998 was $10.3 million.

7.  BORROWINGS

 Line of Credit

  The Company maintains a revolving line of credit with Fleet Capital Corporation ("Fleet"). At December 31, 1998, the facility limit under this line of credit was $40 million; however, the Company was permitted to borrow up to $50 million during 1998 and 1997 and as of December 31, 1997. This agreement is in effect through March 2002, and will automatically renew for one-year periods thereafter, unless terminated by Fleet or the Company, subject to certain periods of notice as required in the agreement.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

  The line of credit is collateralized by the Company's finance receivables.
The rate of interest charged under the agreement from the beginning of 1998 through the end of October 1998 was Fleet's prime rate plus 1.25% or the revolving credit LIBOR rate plus 2.75% determined at the option of the Company upon each additional draw, subject to certain limitations. On October 28, 1998, the rate charged under the agreement was reduced to Fleet's prime rate or the revolving credit LIBOR plus 2.0% determined at the option of the Company upon each additional draw, subject to certain limitations. The Company pays an unused line fee of .05% based on the average unused capacity in the line. For the years ended December 31, 1998, 1997, and 1996, the weighted average interest rate paid under the line of credit was 10.4%, 9.7%, and 10.3%, respectively. In 1998, 1997, and 1996, amortization of the direct costs of establishing this facility was $66,000, $316,000, and $46,000, respectively. At December 31, 1998 and 1997, $32.5 million and $40.2 million, respectively, were outstanding under the line of credit.

 Commercial Paper Facility

  In December 1996, the Company committed to an asset-backed securitization facility (the "Commercial Paper Facility") with Holland Limited Securitization, Inc. ("HLS"), a multi-seller commercial paper issuer sponsored by ING Baring (U.S.) Capital Markets, Inc. ("ING"). The total borrowing capacity under this facility is $200 million, and $150 million was authorized for use at December 31, 1998. Increases in the authorization borrowing capacity are at the Company's discretion and are subject to over-collateralization levels. The securitization facility expires in December 2001.

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

  The net assets of Wisconsin, totaling approximately $52.9 million at December 31, 1998 and $38.3 million at December 31, 1997 were restricted as over-collateralization to the Commercial Paper Facility, including approximately $17.6 million and $14.3 million of cash held at Wisconsin at December 31, 1998 and 1997, respectively. The weighted average rate paid, including the aforementioned facility fee, in 1998, 1997, and 1996 under the Commercial Paper Facility was 7.66%, 7.65%, and 7.53%, respectively. In 1998 and 1997, amortization of the direct costs of establishing this facility was $348,000 and $189,000, respectively. At December 31, 1998 and 1997, $114.2 million and $101.2 million, respectively, were outstanding under this facility.

 Warehouse Facility

  In June 1997, the Company and Funding II entered into a financing agreement (the "Warehouse Facility") with Credit Suisse First Boston Mortgage Capital, LLC ("CSFB") to securitize certain secured term loans. The Company had total borrowing capacity under the agreement of $50 million at December 31, 1997. In February 1998, the capacity was increased to $100 million. The facility is in place until June 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement; however, previous loans securitized will remain outstanding until they have been fully repaid.

  In connection with this Warehouse Facility, Funding II formed a wholly-owned subsidiary, Wisconsin Circle II Funding Corporation ("Wisconsin II"), a single-purpose bankruptcy remote corporation, to purchase qualifying secured term loans from Funding II, which are subsequently securitized. The amount outstanding under the Warehouse Facility may not exceed 88% of the principal amount of the securitized loans. Additionally, under the terms of the agreement, Wisconsin II has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. Interest accrues under the Warehouse Facility at a rate of LIBOR plus 3.75% on the initial $50 million and LIBOR plus 3.0% on the second $50 million. For the year ended December 31, 1998 and 1997, the weighted average rates paid under the Warehouse Facility were 9.65% and 9.16%, respectively. In 1998 and 1997, amortization of the direct costs of establishing this facility was $495,000 and $154,000, respectively. At December 31, 1998 and 1997, $49.6 million and $27.9 million, respectively, were outstanding under this facility.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

 CP Conduit Facility

  In December 1998, the Company committed to an asset-backed securitization facility (the "CP Conduit Facility") with Variable Funding Capital Corporation ("VFCC"), an issuer of commercial paper sponsored by First Union National Bank. The total borrowing capacity under this facility is $150 million, and the facility expires in December 2001.

  In connection with the CP Conduit Facility, the Company formed a wholly-owned subsidiary, Wisconsin Circle III Funding Corporation ("Wisconsin III") to purchase receivables from the Company. Wisconsin III pledges receivables on a revolving line of credit with VFCC. VFCC issues commercial paper or other indebtedness to fund the CP Conduit Facility with Wisconsin III. The rate of interest charged under this agreement is the 30-day LIBOR plus 1.2%. In conjunction with the initial draw on this facility, which took place on December 31, 1998, Wisconsin III entered into an interest rate swap agreement. Under the agreement, Wisconsin III exchanges the prime-based rate of interest, which is accruing on finance receivables pledged under the facility, for a LIBOR-based rate of interest. The notional amount of the interest rate swap agreement is $36 million, and it expires in December 1999, coincident with the term of the CP Conduit Facility. The interest rate swap is accounted for on the accrual basis. At December 31, 1998, $42.4 million was outstanding under this facility.

8.  STOCK OPTION PLANS

  During September 1996, the Company adopted the HealthCare Financial Partners, Inc. 1996 Stock Incentive Plan (the "Incentive Plan") and the HealthCare Financial Partners, Inc. 1996 Director Incentive Plan (the "Director Plan"). At December 31, 1998, under these plans, the Company has reserved approximately 227,000 shares of common stock for future grants. Options issued under the Incentive Plan generally vest and become exercisable over a four to five year period following the grant date and expire ten years from the grant date. Options issued under the Director Plan vest upon grant and are exercisable one year after the grant date. Under the Director Plan, during 1998 and 1997, the Company granted certain directors, in lieu of director fees, 914 and 2,510 options, respectively, with an exercise price below the market price at the grant date.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for its stock-based compensation plans. In accordance with APB 25, no compensation cost is recognized for the Company's stock options where the exercise price equals the market price of the underlying stock on the date of grant.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") required companies that follow APB 25 to provide additional pro forma disclosures regarding net income and earnings per share in the footnotes to the financial statements as if the fair value recognition provisions of SFAS 123 had been adopted for the periods being presented.

  The fair value of options granted during each of the three years ended December 31, 1998 was estimated at the date of grant using a Black-Scholes option pricing model. The weighted average risk-free interest rate assumptions used for the respective years ended December 31, 1998, 1997, and 1996 were 5.5%, 6.0%, and 6.0%, respectively. For these same years, the assumptions regarding the volatility factor of the expected market price of the Company's common stock were .68, .52, and .62, respectively. The assumption regarding the expected lives of the options, measured in years, for the respective years was five, and for all years the dividend yield was zero.

  The Black-Scholes option valuation model was developed for certain tradable types of options. In addition, this option valuation model requires the input of highly subjective assumptions. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

  As a result of applying the model as explained above for the purpose of providing the required pro forma disclosures of SFAS 123, pro forma net income for the years ended December 31, 1998, 1997, and 1996 would have been $17.7 million, $7.6 million, and $495,000, respectively. Pro forma basic earnings per share for these same years would have been $1.40, $.94, and $.12, respectively, and for these same periods, pro forma diluted earnings per share would have been $1.36, $.92, and $.12, respectively.

  A summary of the Company's stock option activity for the years ended December 31 was as follows:

                                                           1998                      1997                     1996
                                                 -------------------------  -----------------------  ----------------------
                                                               Weighted                 Weighted                Weighted
                                                                Average                  Average                 Average
                                                               Exercise                 Exercise                Exercise
                                                  Options        Price      Options       Price      Options      Price
                                                 ----------  -------------  --------  -------------  -------  -------------
Outstanding--beginning of year.................    630,591          $13.71  338,381          $10.57   38,381         $ 2.61
 Granted.......................................  1,024,165           40.89  301,260           17.14  300,000          11.59
 Exercised.....................................    (86,398)          11.48   (5,300)          11.05
 Forfeited.....................................    (37,251)          32.10   (3,750)          11.28
                                                 ---------                  -------                  -------
Outstanding--end of year.......................  1,531,107                  630,591                  338,381
                                                 =========                  =======                  =======

Outstanding--end of year
 Exercise prices at $2.61 to $6.37.............     25,891            2.97   40,891            2.84   38,381           2.61
 Exercise prices at $11.05 to $13.50...........    439,851           12.22  509,950           12.31  300,000          11.59
 Exercise prices at $17.50 to $35.00...........    441,614           31.09   79,750           28.25
 Exercise prices at $40.00 to $53.00...........    623,751           46.69
                                                 ---------                  -------                  -------
     Total.....................................  1,531,107                  630,591                  338,381
                                                 =========                  =======                  =======

Exercisable--end of year
 Exercise prices at $2.61to $6.37..............     25,891            2.97   38,381            2.61   38,381           2.61
 Exercise prices at $11.05 to $13.50...........    165,498           12.08   71,336           11.84
 Exercise prices at $17.50 to $30.50...........     26,200           28.98
                                                 ---------                  -------                  -------
     Total.....................................    217,589                  109,717                   38,381
                                                 =========                  =======                  =======

  Of the options granted under the Incentive Plan in 1998, 500,000 were granted with exercise prices that differed from the market value of the Company's common stock on the date of grant. The weighted average exercise price and the weighted average estimated fair market value of these options were $46.53 and $34.42, respectively. The remaining options granted under the Incentive Plan during 1998 had exercise prices that equaled the market value of the Company's common stock on the date of grant, and the weighted average exercise price and the weighted average estimated fair market value of these options were $35.53 and $19.27, respectively. The weighted average estimated fair value of options granted during 1997 and 1996 was $7.62 and $6.76, respectively. The weighted average remaining contractual life of all outstanding options as of December 31, 1998 was nine years.

9.    DEFINED CONTRIBUTION PLAN

  During the years ended December 31, 1998 and 1997, the Company had a 401(k) plan that covered all employees who were employed on a full-time basis and who were at least twenty-one years old. Under the plan, participants may contribute up to 18% of their annual salary, subject to certain limitations. After one year of service, participants become eligible for a matching employer contribution which may be as much as 3% of the employee's salary not to exceed $5,000. In 1998 and 1997, the Company's matching contributions were $55,000 and $42,000, respectively.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

10.  EQUITY

  For each year presented, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The weighted average shares of common stock outstanding during the years ended December 31, 1998, 1997 and 1996, were approximately 12,628,000, 8,088,000 and 4,030,000, respectively.

  For each year presented, diluted earnings per share were computed by dividing net income by the weighted average shares of commons stock outstanding during the year plus the number of dilutive common stock equivalents related to outstanding stock options at the end of each year. The number of dilutive common stock equivalents related to outstanding stock options at December 31, 1998, 1997, and 1996, was approximately 375,000, 222,000 and 25,000, respectively.

  The Company has authorized 10 million shares of preferred stock. The rights and preferences of the preferred stock are established by the Board of Directors in its sole discretion. The specific rights and preferences have not been established and no preferred stock has been issued.

11.  LEASE COMMITMENTS

  The Company leases office space under noncancelable operating leases. The future minimum lease payments as of December 31, 1998 were as follows:

1999.................................................             $  822,000
2000.................................................                817,000
2001.................................................                827,000
2002.................................................                830,000
2003.................................................                854,000
                                                                  ----------
                                                                  $4,150,000
                                                                  ==========

  Rent expense for the years ended December 31, 1998, 1997, and 1996 was $726,000, $217,000, and $118,000, respectively.

12.  INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, were as follows:

                                                                1998                     1997
                                                       ----------------------  ------------------------
Deferred tax assets:
 Allowance for losses on receivables.................         $2,429,128                $1,031,087
 Amortization of goodwill............................             59,926                    10,733
 Investment securities...............................            105,940
 Stock options.......................................             12,637                     6,211
                                                              ----------                ----------
                                                               2,607,631                 1,048,031
Deferred tax liabilities:
 Depreciation........................................            (51,166)                   (6,511)
 Equity investee income..............................           (444,082)
                                                              ----------                ----------
                                                                (495,248)                   (6,511)
                                                              ----------                ----------
 Net deferred tax asset..............................         $2,112,383                $1,041,520
                                                              ==========                ==========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

  Significant components of the provision for income taxes for the years ended December 31, were as follows:

                                                           1998           1997         1996
                                                       -------------  ------------  ----------

Federal taxes........................................   $11,697,937    $4,539,321   $ 316,455
State taxes..........................................     2,531,035       997,994      73,532
Deferred income taxes................................      (964,923)     (660,058)   (351,127)
                                                        -----------    ----------   ---------
 Income taxes........................................   $13,264,049    $4,877,257   $  38,860
                                                        ===========    ==========   =========

  The reconciliations of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31, were:

                                                               1998                     1997                      1996
                                                       ---------------------  ------------------------  ------------------------

Income tax at statutory federal tax rate.............            $11,575,183               $4,376,516                 $ 193,264
State taxes, net of federal benefit..................              1,523,691                  592,270                    26,261
Reversal of deferred tax assets valuation
 allowance...........................................                                                                  (183,218)
Other................................................                165,175                  (91,529)                    2,553
                                                                 -----------               ----------                 ---------
 Income taxes........................................            $13,264,049               $4,877,257                 $  38,860
                                                                 ===========               ==========                 =========


13.  COMMITMENTS AND CONCENTRATIONS OF CREDIT RISK

  At December 31, 1998 and 1997, the Company had committed lines of credit to its clients of approximately $681.7 and $275.4 million of which approximately $257 and $107 million, respectively were unused. The Company extends credit based upon qualified client receivables outstanding and is subject to contractual collateral and loan-to-value ratios.

  The Company earned fee and interest income from one client, aggregating 11% of total fee and interest income for the year ended December 31, 1996. For the years ended December 31, 1998 and 1997, no one client accounted for 10% or more of total fee and interest income.

  At December 31, 1998 and 1997, outstanding finance receivables to three clients comprised approximately 14% of the total finance receivable portfolios. At December 31, 1996, outstanding finance receivables to seven clients comprised approximately 50% of the total finance receivable portfolio.

  The Company has provided one-year letter of credit guarantees to three clients totaling $4.5 million, which are substantially collateralized by finance receivables. If the clients were to default on their commitments, the Company would be responsible to meet the client's financial obligation. The revenue earned by the Company is being recognized ratably over the life of the letters of credit under the effective interest method and is included in fee and interest income. The Company currently does not anticipate that it will be required to fund any of these commitments.

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

  The financial statements of the Company for 1996 are consolidated assuming the acquisition of Funding occurred as of January 1, 1996 under the provisions of Accounting Research Bulletin No. 51. The pro forma results of operations following reflect the operating results of the Company for the year ended December 31, 1996 as if the acquisition of Funding had occurred on January 1, 1996, and Funding operations were included with the Company.

                                                                                       1996
                                                                                    ----------

Net fee and interest income.........................................                $8,607,409
Provision for losses on receivables.................................                   656,116
Net operating expenses..............................................                 4,987,742
                                                                                    ----------
 Net income.........................................................                $2,963,551
                                                                                    ==========


  The stand-alone results of operations of Funding for the period January 1, 1996 to November 26, 1996 (date of acquisition by the Company of Funding) were as follows:

Net fee and interest income.........................................               $6,588,579
Provision for losses on receivables.................................                  537,805
Net operating expenses..............................................                1,604,389
                                                                                   ----------
 Income before income taxes and deduction of
   preacquisition earnings..........................................               $4,446,385
                                                                                   ==========

15. HEALTHCARE FINANCIAL PARTNERS, INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL INFORMATION

                                                                            December 31,
                                                           ----------------------------------------------
Balance Sheets                                                     1998                    1997
                                                           ---------------------  -----------------------

Assets:
Cash and cash equivalents................................           $    286,906              $    65,294
Investment in subsidiaries...............................            225,808,298               87,338,737
Investments in affiliates................................             10,092,794
Other....................................................             11,440,369                  608,921
                                                                    ------------              -----------
 Total Assets............................................           $247,628,367              $88,012,952
                                                                    ============              ===========

Liabilities and Equity:
Accounts payable and accrued expenses....................           $     74,800              $   182,764
Stockholders' equity.....................................            247,553,567               87,830,188
                                                                    ------------              -----------
 Total Liabilities and Equity............................           $247,628,367              $88,012,952
                                                                    ============              ===========

                                                                                  Year Ended December 31,
                                                           ----------------------------------------------------------------------
Statements of Operations                                           1998                   1997                     1996
                                                           ---------------------  ---------------------  ------------------------

Income...................................................            $ 3,897,948             $2,576,597               $1,401,025
Operating expenses.......................................              2,826,970              2,419,875                1,784,272
                                                                     -----------             ----------               ----------
Income (loss) before income taxes and equity in
 undistributed earnings of subsidiary....................              1,070,978                156,722                 (383,247)
Income tax expense.......................................                594,228                  1,485                   27,358
                                                                     -----------             ----------               ----------
Income (loss) before equity in undistributed earnings
 of subsidiary...........................................                476,750                155,237                 (410,605)
Equity in undistributed earnings of subsidiaries.........             19,331,152              7,839,611                  940,167
                                                                     -----------             ----------               ----------
Net income...............................................            $19,807,902             $7,994,848               $  529,562
                                                                     ===========             ==========               ==========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                                                     Year Ended December 31,
                                                           --------------------------------------------
Statements of Cash Flows                                        1998           1997           1996
                                                           --------------  -------------  -------------

Operating Activities
 Net income..............................................  $  19,807,902   $  7,994,848   $    529,562
 Adjustments to reconcile net income to net cash
  used by operations:
   Stock compensation....................................         15,989         15,989
   Equity in undistributed earnings of subsidiary........    (19,331,152)    (7,839,611)      (940,167)
   Other.................................................     (9,964,222)      (727,088)       131,028
                                                           -------------   ------------   ------------
     Net cash used in operating activities...............     (9,471,483)      (555,862)      (279,577)
Investing Activities
Increase in investment in subsidiary.....................   (119,138,409)   (52,512,661)   (26,046,298)
Investment in affiliates.................................    (10,092,794)
Payment of amounts due to affiliates.....................                                     (149,537)
Other....................................................                                     (221,330)
                                                           -------------   ------------   ------------
     Net cash used in investing activities...............   (129,231,203)   (52,512,661)   (26,417,165)
Financing Activities
Issuance of common stock and warrants....................    138,924,298     53,098,375     26,732,184
                                                           -------------   ------------   ------------
     Net cash provided by financing activities...........    138,924,298     53,098,375     26,732,184
                                                           -------------   ------------   ------------
Increase in cash and cash equivalents....................        221,612         29,852         35,442
Cash and cash equivalents at beginning of year...........         65,294         35,442
                                                           -------------   ------------   ------------
Cash and cash equivalents at end of year.................  $     286,906   $     65,294   $     35,442
                                                           =============   ============   ============

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

                                    PART III

  The Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1999 (other than the portions thereof not deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934), which when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, will provide the information required under Part III (Items 10, 11, 12 and 13).

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

       Exhibits required by Item 601 of Regulation S-K.


  Exhibit
   Number                                                 Description
              ---------------------------------------------------------------------------------------------------
         2.1  Assignment and Assumption of Partnership Interest, dated as of November 21, 1996, between the
              Company and HealthPartners Investors, L.L.C.(1)
         3.1  Amended and Restated Certificate of Incorporation of the Company, as amended.
         3.2  Amended and Restated Bylaws of the Company. (1)
         4.1  Specimen Common Stock certificate.(1)
         4.2  See Exhibits 3.1 and 3.2 for the provisions of the Company's Amended and Restated Certificate of
              Incorporation and Amended and Restated Bylaws governing the rights of holders of securities of the
              Company.
        10.1  Employment Agreement, dated as of January 1, 1996, between the Company and John K. Delaney, as amended September 19, 1996.(1)
        10.2  Employment Agreement, dated as of January 1, 1996, between the Company and Ethan D. Leder, as amended September 19, 1996.(1) 1
        10.3  Employment Agreement, dated as of January 1, 1996, between the Company and Edward P. Nordberg,
              Jr.(1)
        10.4  HealthCare Financial Partners, Inc. 1996 Incentive Stock Plan, together with form of Incentive
              Stock Option award.(1)
        10.5  HealthCare Financial Partners, Inc. 1996 Director Stock Option Plan.(1)
        10.6  Form of Indemnification Agreement between the Company and each of its directors and executive officers.(1)
        10.7  Form of Registration Rights Agreement between the Company and certain stockholders.(1)
        10.8  Marketing Services Agreement, dated as of November 1, 1995, among HealthPartners Funding, L.P., the Company and Steven Silver and assignment by Steven Silver to Medical Marketing and Services,
              Inc. dated January 1, 1996.(1)
        10.9  Loan and Security Agreement, dated as of November 27, 1996, between Fleet Capital Corporation and
              HCFP Funding, Inc.(3)
       10.10  Office Lease, dated January 4, 1996, between Two Wisconsin Circle Joint Venture and the Company, as amended on July 26, 1996 and August 13, 1996.(1)
       10.11  Software Purchase and License Agreement, dated as of September 1, 1996, between Creative Systems,
              L.L.C. and the Company.(1)
       10.12  Amended and Restated Limited Partnership Agreement of HealthPartners Funding, L.P., dated as of
              December 1, 1995, among the Company, Farrallon Capital Partners, L.P. and RR Capital Partners,
              L.P., as amended and assigned on March 28, 1996.(1)
       10.13  Limited Partnership Agreement of HealthCare Financial Partners--Funding II, L.P. dated as of March
              5, 1997 between HCFP Funding II, Inc., as general partners and HealthPartners Investors II,



              LLC, as limited partner, and Guaranty Agreement dated as of March 5, 1997 between HealthCare Financial Partners, Inc.
              and HealthPartners Investors, LLC.(2)
       10.14  Receivables Loan and Security Agreement dated as of December 5, 1996 among Wisconsin Circle
              Funding Corporation, as Borrower, HCFP Funding, Inc. as Servicer, Holland Limited Securitization,
              Inc., as Lender, and ING Baring (U.S.) Capital Markets, Inc. and Purchase and Contribution
              Agreement dated as of December 5, 1996 between HCFP Funding, Inc. and Wisconsin Circle Funding
              Corporation (3).
       10.15  Employment Agreement between the Company and Hilde M. Alter, dated as of July 1, 1997.(4)
       10.16  Employment Agreement between the Company and Steven M. Curwin, dated as of September 1, 1997.(4)
       10.17  Employment Agreement between the Company and Steven I. Silver, dated as of October 1, 1996.(4)
       10.18  Amendment No. 1 to Employment Agreement between the Company and Steven I. Silver, dated as of July
              1, 1997.(4)
       10.19  Purchase and Sale Agreement dated as of June 17, 1997 between HCFP Funding II, Inc., as Seller, and Wisconsin Circle II Funding Corporation, as Buyer; Pooling and Servicing Agreement dated as of
              June 27, 1997 among Wisconsin Circle II Funding Corporation, as Transferor, HCFP Funding II, Inc.
              as Servicer and First Bank National Association, as Trustee; Certificate Purchase Agreement dated as of June 27, 1997 among Wisconsin Circle II Funding Corporation, as Transferor, and The
              Purchasers described therein; Appendix--Definitions; and Guarantee by HealthCare Financial
              Partners, Inc.(5)
       10.20  Assignment and Assumption Agreement by and among HealthPartners Investors II, LLC, HCFP Funding,
              Inc., and HealthCare Financial Partners, Inc.(6)
       10.21  First Supplemental Pooling and Servicing Agreement dated as of August 21, 1997 among Wisconsin
              Circle II Funding Corporation, HCFP Funding II, Inc. and U.S. Bank National Association.(7)
       10.22  Second Supplemental Pooling and Servicing Agreement dated as of September 22, 1997 among Wisconsin
              Circle II Funding Corporation, HCFP Funding II, Inc. and U.S. Bank National Association.(7)
       10.23  Modification Agreement dated January 15, 1998 among Wisconsin Circle II Funding Corporation, HCFP
              Funding II, Inc., Credit Suisse First Boston Mortgage Capital, LLC, HealthCare Financial Partners,
              Inc. and U.S. Bank National Association.(7)
       10.24  Second Modification Agreement dated February 6, 1998 among Wisconsin Circle II Funding
              Corporation, HCFP Funding II, Inc., Credit Suisse First Boston Mortgage Capital, LLC, HealthCare
              Financial Partners, Inc. and U.S. Bank National Association.(7)
       10.25  First Amendment Agreement dated as of December 30, 1997 among Wisconsin Circle Funding
              Corporation, HCFP Funding, Inc., ING Baring (U.S.) Capital Markets, Inc. and Holland Limited
              Securitization, Inc.(7)
       10.26  Amendment No. 3 to Office Lease dated July 17, 1997, between Two Wisconsin Circle Joint Venture and HealthCare Financial Partners, Inc.(7)
       10.27  Amendment to Loan and Security Agreement dated as of April 15, 1997 among Fleet Capital
              Corporation and HCFP Funding, Inc.(7)
       10.28  Amendment No. 4 to Office Lease dated February 27, 1998, between Two Wisconsin Circle Joint
              Venture and HealthCare Financial Partners, Inc.
       10.29  Amendment No. 5 to Office Lease dated February 27, 1998, between Two Wisconsin Circle Joint
              Venture and HealthCare Financial Partners, Inc.
       10.30  Amendment No. 6 to Office Lease dated July 17, 1998, between Two Wisconsin Circle Joint Venture and HealthCare Financial Partners, Inc.
       10.31  Amendment No. 7 to Office Lease dated July 24, 1998, between Two Wisconsin Circle Joint Venture and HealthCare Financial Partners, Inc.
       10.32  Amendment No. 8 to Office Lease dated December 23, 1998, between Two Wisconsin Circle Joint
              Venture and HealthCare Financial Partners, Inc.
       10.33  Management Agreement dated as of May 6, 1998 between HealthCare Financial Partners REIT, Inc. and
              HCFP REIT Management, Inc., as amended.
        21.1  List of Subsidiaries of the Registrant.(7)
        23.1  Consent of Independent Auditors
          99  Supplementary Data Sheet

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






Date:  March 30, 1999                                                 /s/ John K. Delaney
                                                                      --------------------------------------------------
                                                            By:       JOHN K. DELANEY
                                                                      Chairman of the Board, Chief Executive Officer
                                                                      and Director (principal executive officer)

Date:  March 30, 1999                                                 /s/ Ethan D. Leder
                                                                      --------------------------------------------------
                                                            By:       ETHAN D. LEDER
                                                                      Vice-Chairman of the Board, President and
                                                                      Director

Date:  March 30, 1999                                                /s/ Edward P. Nordberg, Jr.
                                                                     --------------------------------------------------
                                                            By:      EDWARD P. NORDBERG, JR.
                                                                     Executive Vice President, Chief Financial Officer
                                                                     and Director (principal financial officer)

Date:  March 30, 1999                                                /s/ Hilde M. Alter
                                                                     --------------------------------------------------
                                                            By:      HILDE M. ALTER
                                                                     Treasurer (principal accounting officer)

Date:  March 30, 1999                                                /s/ Geoffrey E.D. Brooke
                                                                     --------------------------------------------------
                                                            By:      GEOFFREY E.D. BROOKE
                                                                     Director

Date:  March 30, 1999                                                /s/ John F. Dealy
                                                                     --------------------------------------------------
                                                            By:      JOHN F. DEALY
                                                                     Director