Form 10-K/A
period 1998-12-31
HEALTHCARE FINANCIAL PARTNERS INC
filed 1999-04-29
CIK 1023300

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

                               ----------------

                                  (MARK ONE)

[XANNUAL]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
  OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                      TO

                        COMMISSION FILE NUMBER: 0-21425

                               ----------------
                      HEALTHCARE FINANCIAL PARTNERS, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 52-1844418
   (State or other jurisdiction of                  (I.R.S. Employer)
   incorporation or organization)                  Identification No.)

  2 Wisconsin Circle, Fourth Floor
        Chevy Chase, Maryland                             20815
   (Address of principal executive                     (Zip Code)
              offices)

      Registrant's telephone number, including area code: (301) 961-1640

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           Name of Each Exchange
             Title of Each Class                            on which Registered
             -------------------                           ---------------------
        Common Stock, $.01 par value                      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

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

  As of March 17, 1999, there were 13,420,539 shares of Common Stock outstanding.

                               ----------------

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

Recent Development

  On April 19, 1999, HealthCare Financial Partners, Inc. (the "Company") entered into an Agreement and Plan of Merger with Heller Financial, Inc. ("Heller") and its wholly-owned subsidiary. The merger agreement provides for, among other things, the acquisition of the Company by Heller pursuant to the merger of the Company with and into such Heller subsidiary. In light of the merger agreement with Heller, the Company has postponed its 1999 Annual Meeting of Stockholders pending, among other things, approval of the merger by the Company's stockholders. A special meeting of the Company's stockholders will be scheduled at a later date to vote upon the merger.

General

  The Company is a specialty finance company offering asset-based and related financing to healthcare providers with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, hospitals, and physician practices. The Company also provides asset-based financing to clients in other sub-markets of the healthcare industry, including pharmacies, durable medical equipment suppliers, home healthcare, mental health providers, contract research organizations, and other providers of finance and management services to the healthcare industry. The Company targets small and middle market healthcare service providers with financing needs in the $100,000 to $30 million range in healthcare sub-markets which have favorable characteristics for working capital financing, such as those where growth, consolidation or restructuring appear likely in the near to medium term. Management believes, based on its experience, that the Company's healthcare industry expertise and specialized information systems, combined with its responsiveness to clients, willingness to finance relatively small transactions, and flexibility in structuring transactions, give it a competitive advantage in its target markets over commercial banks, diversified finance companies and traditional asset-based lenders.

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

                                                                  Projected 1999
     Healthcare Industry Segment                                   Expenditures
     ---------------------------                                  --------------
     Acute-Care (hospital).......................................    $  398.9
     Physician Services..........................................       235.8
     Other Medical Non-Durables..................................       114.9
     Long-Term Care (nursing homes)..............................        91.3
     Other Professional Services.................................        71.9
     Insurance-Net Healthcare Costs..............................        82.2
     Dental Services.............................................        57.1
     Home Healthcare.............................................        35.7
     Government Public Health....................................        43.8
     Other Personal Care.........................................        35.5
     Research....................................................        19.2
     Vision Products and Other Medical Durables..................        15.0
     Construction................................................        15.5
                                                                     --------
       Total.....................................................    $1,216.8
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

  The following table presents information about the Company's portfolio at the periods indicated (dollars in thousands):

                                            March             Sept.
                                             31,    June 30,   30,    Dec. 31,
                                             1997     1997     1997     1997
                                           -------- -------- -------- --------
Accounts Receivable Program Balance....... $104,865 $118,960 $172,171 $185,728
Total Accounts Receivable Program
 Clients..................................      137      145      171      161
Average Accounts Receivable Program
 Balance.................................. $    765 $    820 $  1,007 $  1,154
STL Program Balance....................... $ 11,923 $ 33,420 $ 46,331 $ 64,961
Total STL Program Clients.................       20       25       32       39
Average STL Program Balance............... $    596 $  1,337 $  1,448 $  1,666

                                            March             Sept.
                                             31,    June 30,   30,    Dec. 31,
                                             1998     1998     1998     1998
                                           -------- -------- -------- --------
Accounts Receivable Program Balance....... $221,241 $252,198 $262,052 $289,718
Total Accounts Receivable Program
 Clients..................................      188      178      173      185
Average Accounts Receivable Program
 Balance.................................. $  1,177 $  1,417 $  1,515 $  1,566
STL Program Balance....................... $ 81,127 $100,340 $127,632 $147,570
Total STL Program Clients.................       46       46       54       55
Average STL Program Balance............... $  1,764 $  2,181 $  2,364 $  2,683

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

                              PORTFOLIO ANALYSIS

                                  Number of  Percent of   Finance    Percent of
                                  Clients(1)  Clients   Receivables  Portfolio
                                  ---------- ---------- ------------ ----------
Industry Group
Long Term Care...................     84        40.2%   $205,079,301    46.9%
Hospital.........................     17         8.1      59,422,956    13.6
Home Healthcare..................     39        18.7      54,998,831    12.6
Physician Practice...............     30        14.4      53,877,675    12.3
Mental Health....................     18         8.6      36,721,639     8.4
Other............................      9         4.3      12,790,453     2.9
Rehabilitation...................      5         2.4       8,161,484     1.9
Diagnostic.......................      3         1.3       3,627,451     0.8
Ambulatory Services..............      2         1.0       2,028,831     0.5
Durable Medical Equipment........      2         1.0         578,816     0.1
                                     ---       -----    ------------   -----
  Total..........................    209       100.0%   $437,287,437   100.0%
                                     ===       =====    ============   =====
Program Breakdown
Accounts Receivable Program......    185        77.1%   $289,717,840    66.3%
STL Program......................     55        22.9     147,569,597    33.7
                                     ---       -----    ------------   -----
  Total..........................    240       100.0%   $437,287,437   100.0%
                                     ===       =====    ============   =====

--------
(1) At December 31, 1998, 31 clients participated in both the Accounts Receivable Program and STL Program.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Since the Company's initial public offering (November 21, 1996) through December 30, 1998, the Company's Common Stock was listed for trading on the Nasdaq National Market ("Nasdaq") under the trading symbol "HCFP." On December 31, 1998, the Company's Common Stock began trading on the New York Stock Exchange (the "NYSE") under the trading symbol "HCF" and ceased trading on Nasdaq under "HCFP." The following table sets forth the high and low sales prices of the Common Stock as reported by Nasdaq or the NYSE, when applicable, for each of the calendar quarters indicated:

     Quarter                                                     High     Low
     -------                                                    ------- -------
     1996
       Fourth (from November 21, 1996)......................... $14.000 $12.125
     1997
       First................................................... $19.000 $12.375
       Second.................................................. $20.500 $ 9.750
       Third................................................... $31.500 $19.000
       Fourth.................................................. $37.375 $28.875
     1998
       First................................................... $49.500 $32.500
       Second.................................................. $61.500 $45.375
       Third................................................... $60.250 $30.000
       Fourth.................................................. $41.438 $25.500

  On March 30, 1999, the closing sale price of the Common Stock as reported on the NYSE was $26.000.

  As of March 17, 1999, there were 13,420,539 shares outstanding held by approximately 2,500 beneficial owners.

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                        (and DEL from inception through
                              December 31, 1995)

                                          As or for the Year Ended December 31,
                          ------------------------------------------------------------------------
                             1994        1995          1996           1997           1998
                          ----------  ----------  -------------- -------------- --------------
                          (Combined)  (Combined)  (Consolidated) (Consolidated) (Consolidated)
Statement of Operations
 Data
Fee and interest
 income.................  $  13,036   $  565,512   $ 12,015,971   $ 27,745,077   $ 57,706,860
Interest expense........      3,975       79,671      3,408,562      7,921,330     13,629,466
                          ---------   ----------   ------------   ------------   ------------
Net fee and interest
 income.................      9,061      485,841      8,607,409     19,823,747     44,077,394
Provision for losses on
 receivables............      2,102       45,993        656,116      1,315,122      3,953,498
                          ---------   ----------   ------------   ------------   ------------
Net fee and interest
 income after provision
 for losses on
 receivables............      6,959      439,848      7,951,293     18,508,625     40,123,896
Asset management
 income.................                                                            1,576,597
Operating expenses......    439,514    1,472,240      3,326,994      7,219,372     13,434,451
Other income............    106,609    1,221,837        233,982      1,582,852      4,805,909
                          ---------   ----------   ------------   ------------   ------------
Income (loss) before
 deduction of
 preacquisition earnings
 and income taxes
 (benefit)..............   (325,946)     189,445      4,858,281     12,872,105     33,071,951
Deduction of
 preacquisition
 earnings...............                              4,289,859
Income taxes (benefit)..                  (5,892)        38,860      4,877,257     13,264,049
                          ---------   ----------   ------------   ------------   ------------
Net income (loss).......  $(325,946)  $  195,337   $    529,562   $  7,994,848   $ 19,807,902
                          =========   ==========   ============   ============   ============
Basic earnings per
 share(1)...............                           $        .13   $        .99   $       1.57
                                                   ============   ============   ============
Weighted average shares
 outstanding(1).........                              4,030,416      8,087,857     12,627,536
                                                   ============   ============   ============
Diluted earnings per
 share(1)...............                           $        .13   $        .96   $       1.52
                                                   ============   ============   ============
Diluted weighted
 averages shares
 outstanding(1).........                              4,055,572      8,310,111     13,002,260
                                                   ============   ============   ============
Balance Sheet Data
Finance receivables.....  $ 279,148   $2,552,441   $ 89,328,928   $250,688,138   $437,287,437
Allowance for losses on
 receivables............     20,847       66,840      1,078,992      2,654,114      6,401,916
Total assets............    344,850    2,669,939    101,273,089    272,354,946    504,671,115
Client holdbacks........    112,374      814,607      1,739,326      6,173,260      4,208,859
Line of credit..........               1,433,542     21,829,737     40,157,180     32,503,243
Commercial paper
 facility...............                             37,209,098    101,179,354    114,207,270
Warehouse facility......                                            27,932,520     49,632,760
CP Conduit facility.....                                                           42,440,000
  Total liabilities.....    558,759    2,795,404     74,552,113    184,524,758    257,117,548
  Total stockholders'
   equity (deficit).....   (213,909)    (125,465)    26,720,976     87,830,188    247,553,567

-------
(1) Historical earnings per share for periods prior to 1996 are not presented here because it is not meaningful due to the partnership reporting basis for DEL. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Pro Forma Financial Information" for pro forma income per share information.

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

  To date, the execution of this plan has not had a material effect on the Company's operating results, and the Company does not anticipate that the continued execution of this plan will have a material effect on its operating results. However, the Company is aware that some of its clients and payors may not have implemented such programs. The failure by clients and payors to implement necessary software changes may disrupt clients' computerized billing and collection systems and adversely affect clients' cash flow and collectibility of the Company's finance receivables. The Company is unable to predict the effects that any such failure may have on the financial condition and results of the operations of the Company. However, the Company recently initiated a survey of its clients regarding their year 2000 compliance. Through February 1999, only 16% had replied. Of those that have responded, all have indicated that they are either compliant or will be compliant shortly. The Company is in the process of sending second requests to clients who have not responded. The Company will actively pursue clients for responses prior to April 30, 1999. If some clients do not address this problem, the Company is in the process of identifying medical billing and collection companies that are compliant and can assist any non-compliant clients in their billing and collection process.

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

                      PRO FORMA STATEMENTS OF OPERATIONS

                                  For The Year Ended December 31, 1996
                             --------------------------------------------------
                             HealthCare Financial
                                Partners, Inc.
                                (Consolidated)      Pro Forma        Pro Forma
                                 (Historical)     Adjustments(1)    As Adjusted
                             -------------------- --------------    -----------
Fee and interest income
  Fee income...............      $ 8,518,215                        $8,518,215
  Interest income..........        3,497,756                         3,497,756
                                 -----------                        ----------
  Total fee and interest
   income..................       12,015,971
Interest expense...........        3,408,562                         3,408,562
                                 -----------                        ----------
  Net fee and interest
   income..................        8,607,409                         8,607,409
Provision for losses on
 receivables...............          656,116                           656,116
                                 -----------                        ----------
Net fee and interest income
 after provision for losses
 on receivables............        7,951,293                         7,951,293
Operating expenses.........        3,326,994                         3,326,994
Other income...............          233,982                           233,982
                                 -----------                        ----------
Income before deduction of
 preacquisition earnings
 and income taxes..........        4,858,281                         4,858,281
Deduction of preacquisition
 earnings..................        4,289,859       $(4,289,859)(a)
                                 -----------       -----------      ----------
Income before income
 taxes.....................          568,422         4,289,859       4,858,281
Income taxes...............           38,860         1,855,870 (b)   1,894,730
                                 -----------       -----------      ----------
Net income.................      $   529,562       $ 2,433,989      $2,963,551
                                 ===========       ===========      ==========
Pro forma basic earnings
 per share(2)..............                                         $      .50
                                                                    ==========
Pro forma weighted average
 shares outstanding(2).....                                          5,906,032
                                                                    ==========
Pro forma diluted earnings
 per share(2)..............                                         $      .50
                                                                    ==========
Pro forma diluted weighted
 average shares
 outstanding(2)............                                          5,931,188
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

                                           For the 1997 Quarters Ended
                                 -----------------------------------------------
                                  March 31     June 30    Sept. 30     Dec. 31
                                 ----------- ----------- ----------- -----------
Total fee and interest income..  $ 4,488,333 $ 5,460,542 $ 7,951,873 $ 9,844,329
Interest expense...............    1,133,156   1,968,569   1,984,344   2,835,261
                                 ----------- ----------- ----------- -----------
  Net fee and interest income..    3,355,177   3,491,973   5,967,529   7,009,068
Provision for losses on
 receivables...................      150,000     250,000     605,000     310,122
                                 ----------- ----------- ----------- -----------
  Net fee and interest income
   after provision for losses
   on receivables..............    3,205,177   3,241,973   5,362,529   6,698,946
Operating expenses.............    1,866,483   1,422,901   1,672,075   2,257,913
Other income...................      429,399     380,723     300,004     472,726
                                 ----------- ----------- ----------- -----------
Income before income taxes.....    1,768,093   2,199,795   3,990,458   4,913,759
Income taxes...................      647,089     749,956   1,532,034   1,948,178
                                 ----------- ----------- ----------- -----------
Net income.....................  $ 1,121,004 $ 1,449,839 $ 2,458,424 $ 2,965,581
                                 =========== =========== =========== ===========

                                           For the 1998 Quarters Ended
                                 -----------------------------------------------
                                  March 31     June 30    Sept. 30     Dec. 31
                                 ----------- ----------- ----------- -----------
Total fee and interest income..  $12,491,956 $15,310,238 $14,770,244 $15,134,422
Interest expense...............    3,800,254   2,870,086   3,173,511   3,785,615
                                 ----------- ----------- ----------- -----------
  Net fee and interest income..    8,691,702  12,440,152  11,596,733  11,348,807
Provision for losses on
 receivables...................      651,014   1,555,558     393,737   1,353,189
                                 ----------- ----------- ----------- -----------
  Net fee and interest income
   after provision for losses
   on receivables..............    8,040,688  10,884,594  11,202,996   9,995,618
Asset management income........                  313,268     673,834     589,495
                                 ----------- ----------- ----------- -----------
  Operating income.............    8,040,688  11,197,862  11,876,830  10,585,113
Operating expenses.............    2,613,657   3,166,291   3,929,477   3,725,026
Other income...................      634,302     433,752     978,942   2,758,913
                                 ----------- ----------- ----------- -----------
Income before income taxes.....    6,061,333   8,465,323   8,926,295   9,619,000
Income taxes...................    2,440,771   3,371,854   3,582,812   3,868,612
                                 ----------- ----------- ----------- -----------
Net income.....................  $ 3,620,562 $ 5,093,469 $ 5,343,483 $ 5,750,388
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

                                                                1996  1997  1998
                                                                ----- ----- ----
     Quarters ended March 31,..................................  2.4x  2.6x 2.6x
     Quarters ended June 30,...................................  2.4x  2.8x 2.3x
     Quarters ended September 30,..............................  3.7x  2.7x 2.4x
     Quarters ended December 31,...............................  3.5x  2.7x 2.3x
     Years ended December 31,.................................. 11.0x 11.4x 9.2x

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

  The relative degrees to which the Company funds its finance receivable portfolio using its equity and its borrowing facilities are relevant when assessing the effects of interest rate changes. The impact of a change in the rates earned on the portion of the portfolio funded by equity would result in a similar change to the net interest margin, and, thus, a change which may be significant to net income. The impact of a change in rates earned on the portion of the portfolio funded by borrowings would be accompanied by a similar change on the rates paid to fund the portfolio and would, therefore, result in a minimal change to the net interest margin and to net income. At December 31, 1998, 54.6% of the Company's finance receivables was funded through borrowings. The Company anticipates that the portion of its portfolio funded through borrowings during 1999 will increase as necessary to support Company growth.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                         INDEX TO FINANCIAL STATEMENTS

HEALTHCARE FINANCIAL PARTNERS, INC.

Report of Independent Auditors, Ernst & Young LLP.........................  30

Consolidated Balance Sheets as of December 31, 1998 and 1997..............  31

Consolidated Statements of Income for the years ended December 31, 1998,
 1997 and 1996............................................................  32

Consolidated Statements of Equity for the years ended December 31, 1998,
 1997 and 1996............................................................  33

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996......................................................  34

Notes to Consolidated Financial Statements................................  35

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

                                          /s/ Ernst & Young LLP

Washington, D.C.
February 11, 1999

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                       ASSETS
Cash and cash equivalents........................... $ 39,551,044  $ 18,668,703
Finance receivables.................................  437,287,437   250,688,138
Less:
  Allowance for losses on receivables...............    6,401,916     2,654,114
  Unearned fees.....................................    3,802,302     3,161,237
                                                     ------------  ------------
    Net finance receivables.........................  427,083,219   244,872,787
Prepaid expenses and other assets...................    9,455,219     3,405,497
Deferred income taxes...............................    2,112,383     1,041,520
Investments in affiliates...........................   11,397,194       767,244
Investment securities...............................   11,755,628     1,442,814
Property and equipment, net.........................    1,753,208       416,284
Goodwill............................................    1,563,220     1,740,097
                                                     ------------  ------------
    Total assets.................................... $504,671,115  $272,354,946
                                                     ============  ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Borrowings.......................................... $238,783,273  $169,269,054
Client holdbacks....................................    4,208,859     6,173,260
Accounts payable to clients.........................      540,205       834,367
Income taxes payable................................    1,918,084     5,138,144
Accounts payable and accrued expenses...............    6,180,833     2,217,947
Notes payable.......................................    3,380,828       115,286
Accrued interest....................................    1,454,297       776,700
Due to affiliates, net..............................      651,169
                                                     ------------  ------------
    Total liabilities...............................  257,117,548   184,524,758
                                                     ============  ============
Stockholders' equity
Preferred stock, par value $.01 per share;
 10,000,000 shares authorized; none outstanding
  Common stock, par value $.01 per share; 60,000,000
   shares authorized; 13,414,189 and 9,670,291
   shares issued and outstanding, respectively......      134,142        96,703
  Paid-in-capital...................................  219,822,293    79,784,045
  Retained earnings.................................   27,757,342     7,949,440
  Accumulated other comprehensive income............     (160,210)
                                                     ------------  ------------
    Total stockholders' equity......................  247,553,567    87,830,188
                                                     ------------  ------------
    Total liabilities and stockholders' equity...... $504,671,115  $272,354,946
                                                     ============  ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Year Ended December 31,
                                           -----------------------------------
                                              1998        1997        1996
                                           ----------- ----------- -----------
Fee and interest income:
  Finance receivables..................... $56,889,198 $27,401,653 $11,971,886
  Other...................................     817,662     343,424      44,085
                                           ----------- ----------- -----------
    Total fee and interest income.........  57,706,860  27,745,077  12,015,971
Interest expense..........................  13,629,466   7,921,330   3,408,562
                                           ----------- ----------- -----------
Net fee and interest income...............  44,077,394  19,823,747   8,607,409
Provision for losses on receivables.......   3,953,498   1,315,122     656,116
                                           ----------- ----------- -----------
Net fee and interest income after
 provision for losses on receivables......  40,123,896  18,508,625   7,951,293
Asset management income...................   1,576,597
                                           ----------- ----------- -----------
Operating income..........................  41,700,493  18,508,625   7,951,293
Operating expenses:
  Compensation and benefits...............   5,762,158   3,741,827   1,267,625
  Professional fees.......................   1,370,434     512,989     283,935
  Occupancy...............................     726,436     218,636     196,319
  Commissions.............................      65,624     176,282     463,499
  Other...................................   5,509,799   2,569,638   1,115,616
                                           ----------- ----------- -----------
    Total operating expenses..............  13,434,451   7,219,372   3,326,994
Other income:
  Dividend income from investment in
   REIT...................................     378,249
  Equity in earnings from unconsolidated
   entity.................................   1,622,833
  Commissions on REIT originations........     871,875
  Other...................................   1,932,952   1,582,852     233,982
                                           ----------- ----------- -----------
    Total other income....................   4,805,909   1,582,852     233,982
                                           ----------- ----------- -----------
Income before deduction of preacquisition
 earnings.................................  33,071,951  12,872,105   4,858,281
Deduction of preacquisition earnings......                           4,289,859
                                           ----------- ----------- -----------
Income before income taxes................  33,071,951  12,872,105     568,422
Income taxes..............................  13,264,049   4,877,257      38,860
                                           ----------- ----------- -----------
Net income................................ $19,807,902 $ 7,994,848 $   529,562
                                           =========== =========== ===========
Basic earnings per share.................. $      1.57 $       .99 $       .13
                                           =========== =========== ===========
Diluted earnings per share................ $      1.52 $       .96 $       .13
                                           =========== =========== ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                              STATEMENTS OF EQUITY

                                                    Stockholders' Equity (Deficit)
                                     --------------------------------------------------------------
                                                                          Accumulated
                           Limited                           Retained        Other                      Total
                          Partners'   Common    Paid-In      Earnings    Comprehensive                  Equity
                           Capital    Stock     Capital      (Deficit)      Income        Total       (Deficit)
                          ---------  -------- ------------  -----------  ------------- ------------  ------------
Balance at January 1,
 1996 (combined)........  $ 415,305  $ 34,200               $  (574,970)               $   (540,770) $   (125,465)
Net and Comprehensive
 Income.................                                        529,562                     529,562       529,562
Issuance of 2,415,000
 shares of $.01par value
 common stock...........               24,150 $ 26,708,034                               26,732,184    26,732,184
Conversion of common
 stock warrants to
 379,998 shares of $.01
 par value common
 stock..................                3,800       (3,800)
Net distribution to
 partners...............   (415,305)                                                                     (415,305)
                          ---------  -------- ------------  -----------    ---------   ------------  ------------
Balance at December 31,
 1996...................               62,150   26,704,234      (45,408)                 26,720,976    26,720,976
Net and Comprehensive
 Income.................                                      7,994,848                   7,994,848     7,994,848
Issuance of 3,450,000
 shares of $.01par value
 common stock...........               34,500   53,005,310                               53,039,810    53,039,810
Common stock issuable
 and issued under option
 plans..................                   53       74,501                                   74,554        74,554
                                     -------- ------------  -----------    ---------   ------------  ------------
Balance at December 31,
 1997...................               96,703   79,784,045    7,949,440                  87,830,188    87,830,188
Comprehensive income:
 Net income.............                                     19,807,902                  19,807,902    19,807,902
 Unrealized loss on
  investment securities
  available-for-sale,
  net of tax............                                                   $(160,210)      (160,210)     (160,210)
                                                                                       ------------  ------------
 Comprehensive Income...                                                                 19,647,692    19,647,692
                                                                                       ------------  ------------
Issuance of 3,657,500
 shares of $.01 par
 value common stock.....               36,575  137,895,839                              137,932,414   137,932,414
Common stock issuable
 and issued under option
 plans..................                  864    2,142,409                                2,143,273     2,143,273
                          ---------  -------- ------------  -----------    ---------   ------------  ------------
Balance at December 31,
 1998...................  $          $134,142 $219,822,293  $27,757,342    $(160,210)  $247,553,567  $247,553,567
                          =========  ======== ============  ===========    =========   ============  ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Year Ended December 31,
                                    ------------------------------------------
                                        1998           1997           1996
                                    -------------  -------------  ------------
Operating activities
  Net income....................... $  19,807,902  $   7,994,848  $    529,562
  Adjustments to reconcile net
   income to net cash provided by
   operations:
    Depreciation...................       223,981        113,550        77,916
    Amortization of goodwill.......       176,877         92,248
    Stock compensation plans.......        86,478         15,989
    Provision for losses on
     receivables...................     3,953,498      1,315,122       656,116
    Deferred income taxes..........      (964,923)      (660,058)     (351,127)
    Net gains on investment
     securities....................      (528,393)
    Equity in earnings from
     unconsolidated entity.........    (1,622,833)
    Changes in assets and
     liabilities:
      Increase in prepaid expenses
       and other...................    (6,049,722)    (1,998,104)     (670,709)
      (Decrease) increase in income
       taxes payable...............    (2,155,150)     4,748,552       278,418
      Increase in accounts payable
       and accrued expenses........     3,668,724        496,271     1,265,420
      Increase in accrued
       interest....................       677,597        392,765        79,586
      Increase in amount due to
       affiliates, net.............       651,169
                                    -------------  -------------  ------------
        Net cash provided by
         operating activities......    17,925,205     12,511,183     1,865,182
Investing activities
  Increase in finance receivables,
   net.............................  (191,069,396)  (151,189,744)  (10,338,502)
  Investment in affiliates.........   (10,629,950)      (767,244)
  Net cash used for investment
   securities......................    (1,963,452)      (925,002)
  Purchase of property and
   equipment, net..................    (1,477,520)      (306,436)     (225,173)
  Purchase of limited partnership
   interest, net of cash required..                  (15,200,257)  (16,138,888)
  Other............................                     (188,000)
                                    -------------  -------------  ------------
        Net cash used in investing
         activities................  (205,140,318)  (168,576,683)  (26,702,563)
Financing activities
  Net borrowings...................    69,514,219    110,230,219    10,225,016
  Issuance of common stock, net of
   expenses........................   138,924,298     53,098,375    26,732,184
  Net (payments) borrowings under
   notes payable...................      (341,063)       (11,103)      105,191
  Distributions to limited
   partners, net...................                     (317,993)     (415,305)
  Decrease in notes payable to
   related parties.................                                    (75,000)
                                    -------------  -------------  ------------
        Net cash provided by
         financing activities......   208,097,454    162,999,498    36,572,086
                                    -------------  -------------  ------------
  Net increase in cash and cash
   equivalents.....................    20,882,341      6,933,998    11,734,705
  Cash and cash equivalents at
   beginning of period.............    18,668,703     11,734,705
                                    -------------  -------------  ------------
  Cash and cash equivalents at end
   of period....................... $  39,551,044  $  18,668,703  $ 11,734,705
                                    =============  =============  ============
Supplemental disclosure of cash
 flow information
  Cash payments for interest....... $  12,951,869  $   7,528,565  $  3,037,218
                                    =============  =============  ============
  Cash payments for income taxes... $  16,351,530  $     788,764  $     23,839
                                    =============  =============  ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The consolidated financial statements of Healthcare Financial Partners, Inc. (the "Company") for 1998 include the accounts of the Company and the accounts of its wholly-owned subsidiaries, HCFP Funding, Inc., HCFP Funding II, Inc., HCFP Funding III, Inc., Wisconsin Circle Funding Corporation, Wisconsin Circle II Funding Corporation, Wisconsin Circle III Funding Corporation, HCFP Funding of California, Inc., HCFP/HC Management, Inc., HCFP REIT Origination, Inc., and HealthCare Analysis Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's principal activity is providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

  The Company, which was incorporated and previously doing business as HealthPartners Financial Corporation from inception to September 13, 1996, was formed in 1993 under the laws of the state of Delaware. The Company issued 2.4 million shares of common stock, including underwriters over allotment, in an initial public offering (the "Offering") in November 1996. In connection with the Offering, the Company increased its authorized common shares from one million shares to 30 million and effected a 4.56-to-1 split of the common stock in the form of a stock dividend, including outstanding warrants and options, on September 13, 1996. Shares of common stock outstanding for all periods presented have been retroactively restated to give effect to the stock split. Effective upon the completion of the offering, the Company used the proceeds of the Offering to acquire, using the purchase method of accounting, all the limited partnership interests in HealthPartners Funding, L.P. ("Funding") and Funding was liquidated (the "Acquisition") (See Note 14). The amount paid to acquire the limited partnership interest approximated both the fair value and the book value of Funding at the date of the Acquisition. Prior to the Offering and the acquisition of Funding by the Company, the Company owned a 1% general partner interest in HealthPartners DEL, L.P. ("DEL") and Funding. In addition, the majority owners of the Company owned all of the limited partnership interests of DEL. Prior to the offering, the Company's principal activity was its interest in Funding. Additionally, the Company provided operational and management support to Funding for a fee. Funding's principal activity was providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

uncollectible amounts against these holdbacks. Holdbacks are assigned to specific purchased receivables. The client holdbacks are payable upon collection of the respective purchased receivable amount.

 Borrowings

  Direct costs of borrowings, including fees, commissions, and professional services, are deferred and included in other assets and amortized into operating expenses over the lives of the respective borrowings.

 Comprehensive Income

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's investment securities available for sale, which prior to adoption would have been reported separately in stockholders' equity, to be included in other comprehensive income. Prior years' financial statements have been conformed to the requirements of SFAS 130.

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

3. FINANCE RECEIVABLES

  Finance receivables consisted of the following:

                                                            December 31,
                                                      -------------------------
                                                          1998         1997
                                                      ------------ ------------
   Accounts receivable program....................... $289,717,840 $185,727,628
   Secured term loan program.........................  147,569,597   64,960,510
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

4. ALLOWANCE FOR LOSSES ON RECEIVABLES

  Changes in the allowance for losses on receivables were as follows:

                                                  Year Ended December 31,
                                              ---------------------------------
                                                 1998        1997       1996
                                              ----------  ---------- ----------
   Balance, beginning of year...............  $2,654,114  $1,078,992 $   66,840
   Allowance acquired from purchased finance
    receivables.............................                 260,000    356,036
   Provision for losses on finance
    receivables.............................   3,953,498   1,315,122    656,116
   Amounts charged off......................    (205,696)
                                              ----------  ---------- ----------
   Balance, end of year.....................  $6,401,916  $2,654,114 $1,078,992
                                              ==========  ========== ==========

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

6. INVESTMENT SECURITIES

  At December 31, 1998, the Company's marketable equity securities, which are designated as available for sale, had a fair market value of $170,000 and a cost basis of $436,000. At December 31, 1997, the Company's marketable equity securities designated as available for sale had a fair market value and a cost basis both equal to $357,000. At December 31, 1998 and 1997, the Company's non-marketable equity securities were carried at an aggregate cost of $1.3 million and $1.1 million, respectively. During the years ended December 31, 1998 and 1997, marketable and non-marketable equity securities received in connection with the secured term loan program had a combined initial market or initial estimated value of $664,000 and $518,000, respectively.

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

  In connection with the CP Conduit Facility, the Company formed a wholly-owned subsidiary, Wisconsin Circle III Funding Corporation ("Wisconsin III") to purchase receivables from the Company. Wisconsin III pledges receivables on a revolving line of credit with VFCC. VFCC issues commercial paper or other indebtedness to fund the CP Conduit Facility with Wisconsin III. The rate of interest charged under this agreement is the 30-day LIBOR plus 1.2%. In conjunction with the initial draw on this facility, which took place on December 31, 1998, Wisconsin III entered into an interest rate swap agreement. Under the agreement, Wisconsin III exchanges the prime-based rate of interest, which is accruing on finance receivables pledged under the facility, for a LIBOR-based rate of interest. The interest rate swap agreement has a notional amount of $36 million and expires in December 1999. The interest rate swap is accounted for on the accrual basis. At December 31, 1998, $42.4 million was outstanding under this facility.

8. STOCK OPTION PLANS

  During September 1996, the Company adopted the HealthCare Financial Partners, Inc. 1996 Stock Incentive Plan (the "Incentive Plan") and the HealthCare Financial Partners, Inc. 1996 Director Stock Option Plan (the "Director Plan"). At December 31, 1998, under these plans, the Company has reserved approximately 227,000 shares of common stock for future grants. Options issued under the Incentive Plan generally vest and become exercisable over a four to five year period following the grant date and expire ten years from the grant date. Options issued under the Director Plan vest upon grant and are exercisable one year after the grant date. Under the Director Plan, during 1998 and 1997, the Company granted certain directors, in lieu of director fees, 914 and 2,510 options, respectively, with an exercise price below the market price at the grant date.

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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

  A summary of the Company's stock option activity for the years ended December 31 was as follows:

                                 1998               1997              1996
                          ------------------- ----------------- ----------------
                                     Weighted          Weighted         Weighted
                                     Average           Average          Average
                                     Exercise          Exercise         Exercise
                           Options    Price   Options   Price   Options  Price
                          ---------  -------- -------  -------- ------- --------
Outstanding--beginning
 of year................    630,591   $13.71  338,381   $10.57   38,381  $2.61
  Granted...............  1,024,165    40.89  301,260    17.14  300,000  11.59
  Exercised.............    (86,398)   11.48   (5,300)   11.05
  Forfeited.............    (37,251)   32.10   (3,750)   11.28
                          ---------           -------           -------
Outstanding--end of
 year...................  1,531,107           630,591           338,381
                          =========           =======           =======
Outstanding--end of year
  Exercise prices at
   $2.61 to $6.37.......     25,891     2.97   40,891     2.84   38,381   2.61
  Exercise prices at
   $11.05 to $13.50.....    439,851    12.22  509,950    12.31  300,000  11.59
  Exercise prices at
   $17.50 to $35.00.....    441,614    31.09   79,750    28.25
  Exercise prices at
   $40.00 to $53.00.....    623,751    46.69
                          ---------           -------           -------
    Total...............  1,531,107           630,591           338,381
                          =========           =======           =======
Exercisable--end of year
  Exercise prices at
   $2.61to $6.37........     25,891     2.97   38,381     2.61   38,381   2.61
  Exercise prices at
   $11.05 to $13.50.....    165,498    12.08   71,336    11.84
  Exercise prices at
   $17.50 to $30.50.....     26,200    28.98
                          ---------           -------           -------
    Total...............    217,589           109,717            38,381
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

                      HEALTHCARE FINANCIAL PARTNERS, INC.

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

11. LEASE COMMITMENTS

  The Company leases office space under noncancelable operating leases. The future minimum lease payments as of December 31, 1998 were as follows:

        1999......................................................... $  822,000
        2000.........................................................    817,000
        2001.........................................................    827,000
        2002.........................................................    830,000
        2003.........................................................    854,000
                                                                      ----------
                                                                      $4,150,000
                                                                      ==========

  Rent expense for the years ended December 31, 1998, 1997, and 1996 was $726,000, $217,000, and $118,000, respectively.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

12. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, were as follows:

                                                            1998        1997
                                                         ----------  ----------
   Deferred tax assets:
     Allowance for losses on receivables................ $2,429,128  $1,031,087
     Amortization of goodwill...........................     59,926      10,733
     Investment securities..............................    105,940
     Stock options......................................     12,637       6,211
                                                         ----------  ----------
                                                          2,607,631   1,048,031
   Deferred tax liabilities:
     Depreciation.......................................    (51,166)     (6,511)
     Equity investee income.............................   (444,082)
                                                         ----------  ----------
                                                           (495,248)     (6,511)
                                                         ----------  ----------
     Net deferred tax asset............................. $2,112,383  $1,041,520
                                                         ==========  ==========

  Significant components of the provision for income taxes for the years ended December 31, were as follows:

                                                1998         1997       1996
                                             -----------  ----------  ---------
   Federal taxes............................ $11,697,937  $4,539,321  $ 316,455
   State taxes..............................   2,531,035     997,994     73,532
   Deferred income taxes....................    (964,923)   (660,058)  (351,127)
                                             -----------  ----------  ---------
     Income taxes........................... $13,264,049  $4,877,257  $  38,860
                                             ===========  ==========  =========

  The reconciliations of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended December 31, were:

                                               1998        1997       1996
                                            ----------- ----------  ---------
   Income tax at statutory federal tax
    rate................................... $11,575,183 $4,376,516  $ 193,264
   State taxes, net of federal benefit.....   1,523,691    592,270     26,261
   Reversal of deferred tax assets
    valuation allowance....................                          (183,218)
   Other...................................     165,175    (91,529)     2,553
                                            ----------- ----------  ---------
     Income taxes.......................... $13,264,049 $4,877,257  $  38,860
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

  The Company has provided one-year letter of credit guarantees to three clients totaling $4.5 million, which are substantially collateralized by finance receivables. If the clients were to default on their commitments, the Company would be responsible to meet the client's financial obligation. The revenue earned by the Company is being recognized ratably over the lives of the letters of credit under the effective interest method and is included in fee and interest income. The Company currently does not anticipate that it will be required to fund any of these commitments.

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

                                                                        1996
                                                                     ----------
     Net fee and interest income.................................... $8,607,409
     Provision for losses on receivables............................    656,116
     Net operating expenses.........................................  4,987,742
                                                                     ----------
       Net income................................................... $2,963,551
                                                                     ==========

  The stand-alone results of operations of Funding for the period January 1, 1996 to November 26, 1996 (date of acquisition by the Company of Funding) were as follows:

     Net fee and interest income.................................... $6,588,579
     Provision for losses on receivables............................    537,805
     Net operating expenses.........................................  1,604,389
                                                                     ----------
       Income before income taxes and deduction of preacquisition earnings.................................................... $4,446,385
                                                                     ==========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

15. HEALTHCARE FINANCIAL PARTNERS, INC. (PARENT COMPANY ONLY)
   CONDENSED FINANCIAL INFORMATION

                                                             December 31,
                                                       ------------------------
                                                           1998        1997
                                                       ------------ -----------
Balance Sheets
Assets
Cash and cash equivalents............................. $    286,906 $    65,294
Investment in subsidiaries............................  225,808,298  87,338,737
Investments in affiliates.............................   10,092,794
Other.................................................   11,440,369     608,921
                                                       ------------ -----------
  Total Assets........................................ $247,628,367 $88,012,952
                                                       ============ ===========
Liabilities and Equity
Accounts payable and accrued expenses................. $     74,800 $   182,764
Stockholders' equity..................................  247,553,567  87,830,188
                                                       ------------ -----------
  Total Liabilities and Equity........................ $247,628,367 $88,012,952
                                                       ============ ===========

                                                 Year Ended December 31,
                                            ---------------------------------
                                               1998        1997       1996
                                            ----------- ---------- ----------
Statements of Income
Income..................................... $ 3,897,948 $2,576,597 $1,401,025
Operating expenses.........................   2,826,970  2,419,875  1,784,272
                                            ----------- ---------- ----------
Income (loss) before income taxes and
 equity in undistributed earnings of
 subsidiary................................   1,070,978    156,722   (383,247)
Income tax expense.........................     594,228      1,485     27,358
                                            ----------- ---------- ----------
Income (loss) before equity in
 undistributed earnings of subsidiary......     476,750    155,237   (410,605)
Equity in undistributed earnings of
 subsidiaries..............................  19,331,152  7,839,611    940,167
                                            ----------- ---------- ----------
Net income................................. $19,807,902 $7,994,848 $  529,562
                                            =========== ========== ==========

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                                             Year Ended December 31,
                                     -----------------------------------------
                                         1998           1997          1996
                                     -------------  ------------  ------------
Statements of Cash Flows
Operating Activities
 Net income......................... $  19,807,902  $  7,994,848  $    529,562
 Adjustments to reconcile net income
  to net cash used by operations:
  Stock compensation................        15,989        15,989
  Equity in undistributed earnings
   of subsidiary....................   (19,331,152)   (7,839,611)     (940,167)
  Other.............................    (9,964,222)     (727,088)      131,028
                                     -------------  ------------  ------------
    Net cash used in operating
     activities.....................    (9,471,483)     (555,862)     (279,577)
Investing Activities
Increase in investment in
 subsidiary.........................  (119,138,409)  (52,512,661)  (26,046,298)
Investment in affiliates............   (10,092,794)
Payment of amounts due to
 affiliates.........................                                  (149,537)
Other...............................                                  (221,330)
                                     -------------  ------------  ------------
    Net cash used in investing
     activities.....................  (129,231,203)  (52,512,661)  (26,417,165)
Financing Activities
Issuance of common stock and
 warrants...........................   138,924,298    53,098,375    26,732,184
                                     -------------  ------------  ------------
    Net cash provided by financing
     activities.....................   138,924,298    53,098,375    26,732,184
                                     -------------  ------------  ------------
Increase in cash and cash
 equivalents........................       221,612        29,852        35,442
Cash and cash equivalents at
 beginning of year..................        65,294        35,442
                                     -------------  ------------  ------------
Cash and cash equivalents at end of
 year............................... $     286,906  $     65,294  $     35,442
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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the Board of Directors of the Company shall be divided into three approximately equal classes of Directors. The Company's Board of Directors is currently comprised of five Directors, two classes consisting of two Directors each and one class consisting of one Director. Each Director is elected for a three-year term, with one class of Directors being elected at each annual meeting of stockholders.

  Set forth below with respect to each Director of the Company is his name, age, principal occupation and business experience for the past five years and length of service as a director.

  Geoffrey E.D. Brooke (age 42) became a Director of the Company in January 1997. Dr. Brooke is Director, Rothschild Bioscience Unit, a division of Rothschild Asset Management Limited, and is responsible for its venture capital operations in the Asian Pacific region. Dr. Brooke resides in Australia. Prior to joining Rothschild, from June 1992 to September 1996, Dr. Brooke was President of MedVest, Inc., a healthcare venture capital firm in Washington, D.C. which he co-founded with Johnson & Johnson, Inc. Prior to co-founding MedVest, Inc., Dr. Brooke managed the life sciences portfolio of a publicly traded group of Australian venture capital funds. Dr. Brooke is licensed in clinical medicine by the Medical Board of Victoria, Australia. Dr. Brooke earned his medical degree from the University of Melbourne, Australia and a M.B.A. from IMD in Lausanne, Switzerland. Dr. Brooke's term as a Director of the Company will expire at the 2000 Annual Meeting of Stockholders. Dr. Brooke serves on the Audit and Compensation Committees of the Board of Directors of the Company.

  John F. Dealy (age 59) became a Director of the Company in January 1997. Mr. Dealy has been President of The Dealy Strategy Group, a management consulting firm, since 1983. In addition, Mr. Dealy was Senior Counsel to Shaw, Pittman, Potts & Trowbridge in Washington, D.C. from 1982 through 1996, as well as a professor in the Georgetown University School of Business from 1982 through 1998. Mr. Dealy is currently a director of First Maryland Bancorp. From 1976 to 1982, Mr. Dealy was President of Fairchild Industries, Inc. Prior to 1976, Mr. Dealy held a number of management positions at Fairchild Industries, Inc. Mr. Dealy received his B.S. degree from Fordham College in 1961 and his L.L.B. degree from the New York University School of Law in 1964. Mr. Dealy's term as a Director of the Company will expire at the 1999 Annual Meeting of Stockholders. Mr. Dealy serves on the Audit and Compensation Committees of the Board of Directors of the Company.

  John K. Delaney (age 36) serves as Chairman of the Board, Chief Executive Officer and Director of the Company. Mr. Delaney co-founded the Company in 1993 and has served as Chairman of the Board, Chief Executive Officer and President since the formation of the Company until March 1997, when he was elected to his current positions. From 1990 through 1992, Mr. Delaney co-owned and operated American Home Therapies, Inc., a provider of home care and home infusion therapy services, which was sold in 1992. Prior to 1990, Mr. Delaney was a practicing attorney with Shaw, Pittman, Potts & Trowbridge in Washington, D.C. Mr. Delaney received his A.B. degree from Columbia University in 1985 and his J.D. degree from Georgetown University Law Center in 1988. Mr. Delaney's term as Director of the Company will expire at the 1999 Annual Meeting of Stockholders. Mr. Delaney serves on the Executive Committee of the Board of Directors of the Company.

  Ethan D. Leder (age 36) serves as Vice-Chairman of the Board, President and Director of the Company. Mr. Leder co-founded the Company in 1993 and served as Vice-Chairman of the Board and Executive Vice President since the formation of the Company until March 1997, when he was elected to his current positions. From 1993 through September 1996, Mr. Leder also served as Treasurer of the Company. From 1990 through 1992, Mr. Leder co-owned and operated American Home Therapies, Inc., a provider of home care and home infusion therapy services, which was sold in 1992. Prior to 1990, Mr. Leder was engaged in the private practice of law in Baltimore, Maryland and Washington, D.C. Mr. Leder received his B.A. degree from John Hopkins University in 1984 and his J.D. degree from the Georgetown University Law Center in 1987. Mr. Leder's term as Director of the Company will expire at the 2001 Annual Meeting of Stockholders. Mr. Leder serves on the Executive Committee of the Board of Directors of the Company.

  Edward P. Nordberg, Jr. (age 39) serves as Executive Vice President, Chief Financial Officer and Director of the Company. Mr. Nordberg co-founded the Company in 1993 and served as Senior Vice President and Secretary of the Company since the formation of the Company until March 1997 when he was elected to his current positions. From 1993 through April 1996, Mr. Nordberg also served as General Counsel of the Company. Prior to 1993, Mr. Nordberg was a practicing attorney with Williams & Connolly in Washington, D.C.
Mr. Nordberg received his B.A. degree from Washington College in 1982, his M.B.A. degree from Loyola College in 1985, and his J.D. degree from the Georgetown University Law Center in 1989. Mr. Nordberg's term as a Director of the Company will expire at the 2000 Annual Meeting of Stockholders. Mr. Nordberg serves on the Executive Committee of the Board of Directors of the Company.

  The executive officers and directors of the Company and their ages as of March 31, 1999 are as follows:

            Name            Age                    Position
            ----            ---                    --------
                                Chairman of the Board, Chief Executive Officer
 John K. Delaney(1)          36 and Director
                                Vice-Chairman of the Board, President and
 Ethan D. Leder(1)           36 Director
                                Executive Vice President, Chief Financial
 Edward P. Nordberg, Jr.(1)  39 Officer and Director
 Hilde M. Alter              57 Treasurer and Chief Accounting Officer
                                Senior Vice President, General Counsel and
 Steven M. Curwin            40 Secretary
 Steven I. Silver            38 Senior Vice President Marketing
                                Senior Vice President and Chief Operating
 Howard T. Widra             30 Officer
                                Senior Vice President and Chief Administrative
 Chris J. Woods              48 Officer
 John F. Dealy(2)(3)         59 Director
 Geoffrey E.D. Brooke(2)(3)  42 Director

--------
(1) Member of Executive Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.

  Hilde M. Alter serves as Treasurer and Chief Accounting Officer of the Company. Ms. Alter joined the Company in September, 1996. From 1982 to joining the Company, Ms. Alter was a partner with the accounting firm of Keller, Bruner & Company in Bethesda, Maryland. Ms. Alter is a certified public accountant. Ms. Alter received her B.A. degree from American University in 1966.

  Steven M. Curwin serves as Senior Vice President, General Counsel and Secretary of the Company. Mr. Curwin jointed the Company in August, 1996, and has served as a Vice President from August 1996 and as a full-time consultant to the Company since May 1996. From September 1994 to joining the Company, Mr. Curwin was a practicing attorney with Shulman, Rogers, Gandal, Pordy & Ecker, P.A. in Rockville,

Maryland. From January 1989 to August 1994, Mr. Curwin was a practicing attorney with Dewey Ballantine in Washington, D.C. Mr. Curwin received his B.A. degree from Franklin & Marshall College in 1980 and his J.D. degree from the Boston University School of Law in 1985.

  Steven I. Silver serves as Senior Vice President--Marketing. He has been associated with the Company since November 1995, initially as a marketing consultant and subsequently as an officer in portfolio development activities. Prior to joining the Company, Mr. Silver was a vice president with MediMax, Inc., in New York, New York from 1993 to 1995, where he was principally responsible for business development in the healthcare finance industry. From 1987 to 1993, Mr. Silver was employed by several commercial finance and brokerage firms in New York, New York. From 1983 to 1987, Mr. Silver was an accountant with Coopers & Lybrand in New York, New York. Mr. Silver received a B.S. in accounting from the State University of New York at Albany in 1983.

  Howard T. Widra serves as Senior Vice President and Chief Operating Officer of the Company. Mr. Widra joined the Company in January 1997. From June 1996 until joining the Company, Mr. Widra was general counsel to America Long Lines, Inc., a long distance phone carrier. From October 1993 until May 1996, Mr. Widra was a practicing attorney with Steptoe & Johnson, L.L.P. in Washington, D.C. Mr. Widra received his B.A. degree from the University of Michigan in 1990 and his J.D. degree from Harvard Law School in 1993.

  Chris J. Woods serves as Senior Vice President and Chief Administrative Officer of the Company. Mr. Woods joined the Company in March 1997. From 1991 to the time Mr. Woods joined the Company, he was an independent technical consultant for clients primarily in the health care and telecommunications industries. In 1983, Mr. Woods co-founded a technical consulting company and served as Executive Vice President of such company until his departure until 1991. Prior to 1983, Mr. Woods worked for Control Data Corporation. Mr. Woods received his B.S. degrees in Computer Science and Geology from the State University of New York at Buffalo in 1972.

                     COMPLIANCE WITH SECTION 16(a) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by Commission rules to furnish the Company with copies of all such reports.

  Based solely on the Company's review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company through the date of this filing, all required reports were timely filed, except that a sale transaction in March 1998 by the wife of Michael G. Gardullo, Vice President, as custodian for their minor son, was not reported until July 1998.

ITEM 11. EXECUTIVE COMPENSATION

  The following table presents information concerning compensation earned for services rendered in all capacities to the Company for the years ended December 31, 1996, 1997 and 1998 by the Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executives").

                          Summary Compensation Table

                                                                Long-term
                                                               Compensation
                                   Annual Compensation ($)        Award
                               ------------------------------- ------------
                                                                Number of
                                                Other Annual      Shares       All Other
   Name and Principal          Salary   Bonus  Compensation(1)  Underlying  Compensation(2)
       Positions          Year    $       $           $          Options           $
------------------------  ---- ------- ------- --------------- ------------ ---------------
John K. Delaney.........  1998 309,000 161,833       --          204,999        92,137
Chairman, Chief
 Executive                1997 306,515 230,000       --              --            --
Officer                   1996 245,400     --        --           37,000           --
Ethan D. Leder..........  1998 283,250 157,531       --          185,001        92,833
Vice Chairman of the
 Board                    1997 286,633 210,000       --              --            --
and President             1996 242,502     --        --           37,000           --
Edward P. Nordberg,
 Jr.....................  1998 257,500  22,071       --          110,001        92,377
Executive Vice President
 and                      1997 243,450  75,000       --              --            --
Chief Financial Officer   1996 212,790     --        --           37,000           --
Steven I. Silver........  1998 187,396  80,000       --           50,000         5,000
Senior Vice President,    1997 165,855  75,000       --              --            --
Marketing                 1996  52,127     --        --           20,000           --
Steven M. Curwin........  1998 177,396  50,000       --           50,000         5,000
Senior Vice President,    1997 156,227  20,000       --              --            --
and General Counsel       1996  36,502     --        --           20,000           --

--------
(1) Certain of the Company's executive officers receive benefits in addition to salary and cash bonuses. The aggregate amount of such benefits, however, do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such executive officer.
(2) Reflects for 1998 the dollar value of the portion of the premiums paid by the Company on split-dollar life insurance policies maintained for Messrs. Delaney, Leder and Nordberg in the amounts of $92,137, $92,833 and $87,377, respectively. Premiums paid by the Company for each employee are required to be refunded to the Company upon the earlier to occur of the death or termination of employment of such employee. The policies were issued in 1998 and at December 31, 1998 had no cash surrender value. Also reflects employer contributions to the Company's 401(k) plan on behalf of Mr. Nordberg, Mr. Silver and Mr. Curwin in the amounts of $5,000, $5,000 and $5,000, respectively.

  The following table summarizes options granted during 1998 to the Named Executives. The Company has not granted any stock appreciation rights.

                            Options Granted in 1998

                                                                                  Potential
                                                                                 Realizable
                                                                              Value of Assumed
                                                                               Annual Rates of
                                                                                    Stock
                                                                             Price Appreciation
                                         Individual Grants                     for Option Term
                         --------------------------------------------------- -------------------
                                      Percent of
                           Shares    Total Options
                         Underlying   Granted to   Exercise Price Expiration
          Name           Options(#)  Employees(%)   Per Share($)     Date      5%($)    10%($)
          ----           ----------  ------------- -------------- ---------- --------- ---------
John K. Delaney.........   68,333(1)     6.76%         40.00        5/28/08  2,484,208 5,574,721
                           68,333(1)     6.76%         46.50        5/28/08  2,040,043 5,130,556
                           68,333(1)     6.76%         53.00        5/28/08  1,595,879 4,686,392
Ethan D. Leder..........   61,667(1)     6.10%         40.00        5/28/08  2,241,869 5,030,897
                           61,667(1)     6.10%         46.50        5/28/08  1,841,033 4,630,062
                           61,667(1)     6.10%         53.00        5/28/08  1,440,198 4,229,226
Edward P. Nordberg,
 Jr.....................   36,667(1)     3.63%         40.00        5/28/08  1,333,008 2,991,355
                           36,667(1)     3.63%         46.50        5/28/08  1,094,673 2,753,020
                           36,667(1)     3.63%         53.00        5/28/08    856,337 2,514,684
Steven I. Silver........   10,000(2)     0.99%         35.00        1/16/08    220,113   557,810
                           40,000(2)     3.96%         29.25       12/18/08    735,807 1,864,679
Steven M. Curwin........   25,000(2)     2.47%         35.00        1/16/08    550,283 1,394,525
                           25,000(2)     2.47%         29.25       12/18/08    459,879 1,165,424

--------
(1) Such options vest at the rate of 10% per year over a ten-year period beginning on the date of grant.
(2) Such options vest at the rate of 25% per year over a four-year period beginning on the date of grant.

  The following table summarizes options exercised by the named executives during 1998 and presents the value of unexercised options held by the Named Executives at December 31, 1998.

                      Total Options Exercised in 1998 and
                            Year-End Option Values

                                                     Number of Shares
                                                  Underlying Unexercised     Value of Unexercised
                                                        Options at           In-the-Money Options
                                                   December 31, 1998(#)     at December 31, 1998($)
                                                 ------------------------- -------------------------
                           Shares
                         Acquired on    Value
          Name           Exercise(#) Realized($) Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ----------- ----------- ------------- ----------- -------------
John K. Delaney.........      --           --      14,800       227,199       405,150     607,725
Ethan D. Leder..........      --           --      14,800       207,201       405,150     607,725
Edward P. Nordberg,
 Jr.....................      --           --      14,800       132,201       405,150     607,725
Steven I. Silver........   20,000      939,132     28,381        60,000     1,015,418     762,000
Steven M. Curwin........    5,000      193,938      5,000        60,000       144,125     675,750

  During 1998, 1,032,165 options were granted under the Incentive Plan to new and current employees, 86,398 options were exercised and 37,251 options were forfeited.

Employment and Non-Competition Agreements

  Mr. Delaney serves as Chairman of the Board and Chief Executive Officer of the Company pursuant to the terms of an employment agreement that continues in effect until January 1, 2004. On each anniversary of the date of the employment agreement, the employment period is extended for an additional one-year period, unless the Company or Mr. Delaney notifies the other of its or his intention not to extend the employment period. Under the terms of the employment agreement, Mr. Delaney currently receives an annual salary of $321,000, and in future years under his employment agreement, he will receive an annual salary that is not less than the greater of (i) $300,000 or (ii) any subsequently established base salary, in either case increased annually by not less than 50% of the annual increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers ("CPI-W"). Commencing on March 31, 1997, and on the last day of each calendar quarter thereafter during the term of the employment agreement, Mr. Delaney is paid a quarterly bonus of $25,000, provided that the Company has achieved profitability for such quarter. If the Company has not achieved profitability in a quarter in any calendar year but the Company's profits in any subsequent quarter of that year are equal to the losses in all prior quarters of that year plus one dollar, Mr. Delaney will be paid his then current quarterly bonus, plus any bonus amount not paid for any prior unprofitable quarter of that year. If the Company terminates Mr. Delaney's employment without cause, Mr. Delaney will be entitled to receive his compensation and benefits for the remainder of the term of the employment agreement. The first three years of such payments of compensation and benefits is guaranteed and not subject to reduction or offset. If Mr. Delaney's employment is terminated, he will be restricted from competing with the Company for 18 months.

  Mr. Leder serves as Vice-Chairman of the Board and President of the Company pursuant to the terms of an employment agreement that continues in effect until January 1, 2004. On each anniversary of the date of the employment agreement, the employment period is extended for an additional one-year period, unless the Company or Mr. Leder notifies the other of its or his intention not to extend the employment period. Under the terms of the employment agreement, Mr. Leder currently receives an annual salary of $295,000, and in future years under his employment agreement, he will receive an annual salary that is not less than the greater of (1) $275,000 or (ii) any subsequently established base salary, in either case increased annually by not less than 50% of the annual increase in the CPI-W. Commencing on March 31, 1997, and on the last day of each calendar quarter thereafter during the term of the employment agreement, Mr. Leder is paid a quarterly bonus of $25,000, provided that the Company has achieved profitability for such quarter. If the Company has not achieved profitability in a quarter in any calendar year but the Company's profits in any subsequent quarter of that year are equal to the losses in all prior quarters of that year plus one dollar, Mr. Leder will be paid his then current quarterly bonus, plus any bonus amount not paid for any prior unprofitable quarter of that year. If the Company terminates Mr. Leder's employment without cause, Mr. Leder will be entitled to receive his compensation and benefits for the remainder of the term of the employment agreement. The first three years of such payments of compensation and benefits is guaranteed and not subject to reduction or offset. If Mr. Leder's employment is terminated, he will be restricted from competing with the Company for 18 months.

  Mr. Nordberg serves as Executive Vice President and Chief Financial Officer of the Company pursuant to the terms of an employment agreement that continues in effect until January 1, 2004. On each anniversary of the date of the employment agreement, the employment period is extended for an additional one-year period, unless the Company or Mr. Nordberg notifies the other of its or his intention not to extend the employment period. Under the terms of the employment agreement, Mr. Nordberg currently receives an annual salary of $265,225, and in future years under his employment agreement, he will receive an annual salary which is not less than the greater of (i) $250,000 or (ii) any subsequently established base salary, in either case increased annually by not less than 50% of the annual increase in the CPI-W. If the Company terminates Mr. Nordberg's employment without cause, Mr. Nordberg will be entitled to receive his compensation and benefits for the remainder of the term of the employment agreement. The first three years of such payments of compensation and benefits is guaranteed and not subject to reduction or offset. If Mr. Nordberg's employment is terminated, he will be restricted from competing with the Company for 18 months.

  Mr. Silver serves as Senior Vice President--Marketing of the Company pursuant to the terms of an employment agreement that continues in effect until September 30, 2001. On each anniversary of the date of the employment agreement, the employment agreement is extended for an additional one-year period, unless the Company or Mr. Silver notifies the other of its or his intention not to extend the employment period. Under the terms of the employment agreement, Mr. Silver currently receives an annual salary of $193,000, and in future years under his employment agreement, he will receive an annual salary which is not less that the greater of (i) $185,000 or (ii) any subsequently established higher annual base salary, in either case increased annually by not less than 50% of the annual increase in the CPI-W. If the Company terminates Mr. Silver's employment without cause, Mr. Silver will be entitled to receive immediately after such termination a lump-sum payment equal to the compensation and benefits that would otherwise have been payable to him. for the remainder of the term of the employment agreement. If Mr. Silver's employment is terminated, he will be restricted from competing with the Company for one year.

  Mr. Curwin serves as Senior Vice President, Secretary and General Counsel of the Company pursuant to the terms of an employment agreement that continues in effect until August 31, 2003. On each anniversary of the date of the employment agreement, the employment agreement is extended for an additional one-year period, unless the Company or Mr. Curwin notifies the other of its or his intention not to extend the employment period. Under the terms of the employment agreement, Mr. Curwin currently receives an annual salary of $185,000, and in future years under his employment agreement, he will receive an annual salary that is not less than the greater of (i) $170,000 or (ii) any subsequently established higher annual base salary, in either case increased annually by not less than 50% of the annual increase in the CPI-W. If the Company terminates Mr. Curwin's employment without cause, Mr. Curwin will be entitled to receive immediately after such termination a lump-sum payment equal to the compensation and benefits that would otherwise have been payable to him for the remainder of the term of the employment agreement, but not less than three (3) years' aggregate cash compensation. If Mr. Curwin's employment is terminated, he will be restricted from competing with the Company for one year.

Indemnification Arrangements

  The Company has entered into indemnification agreements pursuant to which it has agreed to indemnify certain of its directors and officers against judgments, claims, damages, losses and expenses incurred as a result of the fact that any director or officer, in his or her capacity as such, is made or threatened to be made a party to any suit or proceeding. Such persons are indemnified to the fullest extent now or hereafter permitted by the Delaware General Corporation Law (the "DGCL"). The indemnification agreements also provide for the advancement of certain expenses to such directors and officers in connection with any such suit or proceeding. The Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide for the indemnification of the Company's directors and officers to the fullest extent permitted by the DGCL.

Committees of the Board of Directors

  The Board of Directors has established an Executive Committee, a Compensation Committee and an Audit Committee. The Executive Committee, comprised of Messrs. Delaney, Leder and Nordberg, may exercise all of the powers and authority of the Board of Directors during the periods between regularly scheduled Board meetings, except that the Executive Committee may not approve a merger or consolidation involving the Company or a sale of all or substantially all of the Company's assets, amend the Company's Certificate of Incorporation or Bylaws, or authorize the issuance of capital stock of the Company. The Compensation Committee, comprised of Messrs. Dealy and Brooke, has the authority to determine compensation for the Company's executive officers and to administer the Incentive Plan. Messrs. Dealy and Brooke are "disinterested persons" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Audit Committee, comprised of Messrs. Dealy and Brooke, has the authority to make recommendations concerning the engagement of independent public accountants, review with the independent public accountants the plan and results of the audit engagement, review the independence of the independent public accountants, consider the range of audit and non-audit fees and review the adequacy of the Company's internal accounting controls.

Director Compensation

  Outside directors are paid $2,000 per meeting. Upon election to the Board of Directors, outside directors are granted options to purchase 10,000 shares of Common Stock at the then-prevailing fair market value, and are granted options to purchase 5,000 shares of Common Stock at the then-prevailing fair market value annually thereafter. See "--1996 Director Stock Option Plan" for a description of the material terms of these options.

  Pursuant to the Director Plan, each of Dr. Brooke and Mr. Dealy elected to forgo receipt of cash fees for 1998 and each was granted an option to acquire 457 shares of Common Stock, at an exercise price of $17.50 per share. In addition, pursuant to the Director Plan, Dr. Brooke and Mr. Dealy were each granted options to purchase 5,000 shares of Common Stock at an exercise price of $47.438 as of May 28, 1998, the date of the 1998 Annual Meeting of Stockholders of the Company.

Meetings

  The Board of Directors, and each Board committee, other than the Executive Committee, held four meetings in 1998. As the Executive Committee is responsible for the day-to-day management of the Company, it meets as necessary, on a far more frequent basis than the other Board committees. All directors attended at least 75% of the meetings of the Board of Directors and of the Board committees on which they served, either by attending in person or by telephone conference call.

1996 Director Stock Option Plan

  The Company maintains the HealthCare Financial Partners, Inc. 1996 Director Stock Option Plan (the "Director Plan"). The Board of Directors has reserved 100,000 shares of Common Stock for issuance pursuant to awards that may be under the Director Plan, subject to adjustment as provided in the Director Plan.

  Awards under the Director Plan are determined by the express terms of the Director Plan. Rules, regulations and interpretations necessary for the ongoing administration of the Director Plan will be made by the full membership of the Board of Directors.

  Only non-employee directors of the Company are eligible to participate in the Director Plan. The Director Plan contemplates three types of non-statutory option awards: (a) initial appointment awards that are granted upon a non-employee director's initial appointment to the Board of Directors providing an option to purchase 10,000 shares of Common Stock at a per share exercise price equal to the then fair market value of a share of Common Stock; (b) annual service awards that are granted to each non-employee director who continues to serve as a non-employee director as of each annual meeting of the stockholders of the Company following his or her initial appointment providing an option to purchase 5,000 shares of Common Stock at a per share exercise price equal to the then fair market value of a share of Common Stock; and (c) discount awards under which each non-employee director also has the opportunity to elect annually, subject to rules established by the Board of Directors, to forgo receipt of cash retainer and fees for scheduled meetings of the Board of Directors and committees thereof that would otherwise be paid during each fiscal year of the Company, and in lieu thereof be granted an option to acquire shares of Common Stock with an exercise price per share equal to 50% of the then fair market value of a share of Common Stock. The number of shares of Common Stock subject to any option of this type granted for a fiscal year is determined by taking the amount of cash foregone by the director for the fiscal year in question and dividing that amount by the per share option exercise price.

  Each option granted pursuant to the Director Plan is immediately vested, becomes exercisable 12 months following the date of grant, and expires upon the earlier to occur of the tenth anniversary of the grant date or 18 months following the director's termination of service upon the Board of Directors for any reason. The options generally are not transferable or assignable during a holder's lifetime.

  The number of shares of Common Stock reserved for issuance upon exercise of options granted under the Director Plan, the number of shares of Common Stock subject to outstanding options and the exercise price of each option are subject to adjustment in the event of any recapitalization of the Company or similar event, effected without the receipt of consideration. The number of shares of stock subject to options granted in connection with initial appointments or as annual service awards are also subject to adjustment in such events. In the event of certain corporation reorganizations and similar events, the options may be adjusted or cashed-out, depending upon the nature of the event.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  Under the SEC rules for disclosure of executive compensation, the Compensation Committee of the Board of Directors of the Company has prepared the following report on executive compensation. Set forth below is a discussion of the Company's executive compensation philosophy and policies as established and implemented by the Compensation Committee for 1998.

Compensation Committee Report on Executive Compensation

  In early 1998, the Compensation Committee established general guidelines for the allocation of 1998 executive officers' compensation among base salary, short-term incentive and long-term incentive compensation components. The guidelines were based generally upon (i) perceived levels and types of compensation paid by the Company's competitors to their executive officers,
(ii) the desire to have some portion of each executive officer's compensation be incentive in nature, and (iii) an evaluation of each executive officer's ability to contribute to the continued success of the Company.

  In determining appropriate compensation packages for employees, the Compensation Committee has worked toward establishing an increasingly objective policy designed to:

  . Provide for an annual evaluation of the base salaries and incentive compensation paid to executive officers in an effort to maintain the Company's competitive position;

  . Emphasize the incentive aspect of compensation for executive officers by making the incentive element (primarily bonuses) comprise as much as 25% to 75% of the total compensation package for such officers;

  . Motivate and reward executive officers and align their interests with the interests of stockholders through the grant of stock options; and

  . Establish compensation packages such that the Company's executive officers and other key employees are paid in the upper half of the "market" for comparable positions.

  As noted above, the Compensation Committee annually evaluates and adjusts, if necessary, the proportions of the base, short-term incentive and long-term incentive compensation components of each executive officer's compensation package to accommodate changes in the market for such officer's services and to encourage desired individual performance modifications. Changes in total compensation levels are made annually based on an assessment of each executive officer's performance and the composition of the officer's current compensation package. Changes in annual compensation are generally effective on January 1 of each year. Performance is judged according to the following criteria:

    (1) The officer's ability to meet financial and non-financial performance goals and objectives of the Company for which he or she has significant responsibility;

    (2) The officer's ability to manage projects and implement strategies in a timely manner within his or her department or functional unit in the context of Company plans;

    (3) The officer's ability to use problem-solving, communication and technical skills effectively; and

    (4) The officer's ability to handle administrative matters and relationships with other employees and third parties competently and professionally.

  In light of the Company's compensation policy, the components of its executive compensation program in 1998 are, and in 1999 will be, base salaries, short-term incentive awards in the form of cash bonuses and long-term incentive awards in the form of stock options. The procedure used to determine the level of each of these components of compensation is discussed in more detail below.

  Base Salaries. The Compensation Committee typically reviews various studies and reports regarding base salary levels for executive officers of other public companies in its industry (defined generally as companies included in the NASDAQ Financial Stocks Index) who hold positions similar to those of the executive officers of the Company. The Compensation Committee then sets each executive officer's salary level based on the officer's experience level, the scope and complexity of the position held (taking into account any expected changes in duties) and the officer's performance during the past year. Generally, base salaries are targeted to be in the upper half of compensation paid by such other comparable companies, although in certain instances base salaries may be set higher in order to retain and reward exceptional employees.

  Short-Term Incentive Compensation--Bonuses and Commissions. The goal of the short-term incentive component of the Company's compensation packages is to place a significant portion of each executive officer's compensation at risk to encourage and reward a high level of performance each year. The incentive component of an executive officer's compensation package consists of an annual cash bonus, which for 1998 was determined based on the Compensation Committee's assessment of the officer's overall contribution to the Company's performance for the year and an assessment of the officer's performance of his or her particular job responsibilities. No specific weight was given to, any single factor. Bonuses for 1998 paid to executive officers ranged from 25% to 75% of base salary. Under the terms of the employment agreements between the Company and certain executive officers, including the chief executive officer, the executive officers are entitled to receive at least a minimum bonus based on the achievement of criteria specified in the employment agreement. See "Executive Compensation--Employment and Non-Competition Agreements."

  Generally, the Compensation Committee seeks to set short-term incentive compensation or bonus levels at 25% to 75% of salary. The criteria for earning bonuses differ slightly for each executive officer depending upon his or her functional duties. For 1998 the criteria were entirely subjective, based on the Compensation Committee's assessment of the officer's overall contribution to the Company's success during 1998.

  Long-Term Incentive Compensation--Stock Options. The goal of the long-term incentive component of the Company's compensation packages is to secure, motivate and reward officers and align their interests with the interests of stockholders through the grant of stock options. Under the Incentive Plan, the Compensation Committee is authorized to grant incentive and non-qualified stock options to key employees. The number of options granted is based on the position held by the individual, his or her performance, the prior level of equity holdings by the officer and the Compensation Committee's assessment of the officer's ability to contribute to the long-term success of the Company. No specific weight is given to any single factor. For a summary of option grants in 1998 to the Company's named executive officers, see "Executive Compensation--Options Granted in 1998."

  Compensation of the Chief Executive Officer. Mr. Delaney's minimum base salary and bonuses are set forth in his employment agreement. Additional base salary for Mr. Delaney was then established for 1998 by the Compensation Committee, resulting in a 1998 base salary of $309,000. The salary was based on the Compensation Committee's assessment of Mr. Delaney's contributions to the Company and his experience and capabilities in the Company's industry. Mr. Delaney's short-term incentive compensation consisted of the bonus of $100,000 (payable quarterly) provided in his employment agreement. Pursuant to the criteria set forth above under "--Long Term Incentive Compensation--Stock Options," options to purchase a total of 204,999 shares of Common Stock were awarded to Mr. Delaney for 1998. See "Executive Compensation--Options Granted in 1998."

  Limitations on Deductibility of Compensation. Under the Omnibus Budget Reconciliation Act, a portion of annual compensation payable to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officer's overall compensation exceeds $1,000,000. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1,000,000 base. Although the Compensation Committee has not and does not currently intend to award compensation in excess of the $1,000,000 cap, it will continue to address this issue when formulating compensation arrangements for executive officers.

                                          THE COMPENSATION COMMITTEE OF THE
                                          BOARD OF DIRECTORS

                                          John F. Dealy
                                          Geoffrey E.D. Brooke

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee of the Board of Directors was established in January 1997 and consists of Geoffrey E.D. Brooke and John F. Dealy, neither of whom serves as an officer or employee of the Company or any of its subsidiaries. On September 15, 1996, the company entered into an Advisory Services Agreement with The Dealy Strategy Group ("DSG"), a consulting firm controlled by Mr. Dealy, for DSG to provide business advisory services to the Company for the period from January 1, 1997 through December 31, 1998. The term of the Advisory Services Agreement was extended to December 31, 1999, in 1998. Pursuant to the Advisory Services Agreement, the Company agreed to pay DSG $50,000 in each of 1997 and 1998, which was paid in quarterly installments, and $50,000 in 1999. Pursuant to the Advisory Services Agreement, the Company also granted DSG options to purchase 15,000 shares of Common Stock at a price of $11.05 per share. The options vest in increments of 1,875 shares at the end of each quarter that DSG is furnishing business advisory services, beginning with the quarter ending March 31, 1997, and are exercisable for a period of ten years from the date of grant. As of the date hereof, 15,000 options are currently exercisable.

Stockholder Return Performance Graph

  The Company's Common Stock is currently traded on the New York Stock Exchange under the symbol "HCF". From November 21, 1996 (the date of the Company's initial public offering of Common Stock) to December 30, 1998, the Common Stock was quoted on the Nasdaq Stock Market under the symbol "HCFP". The following graph compares for the period beginning November 21, 1996 and ending December 31, 1998, the percentage change in the cumulative total stockholder return on the Company's Common Stock with the cumulative total return of the Nasdaq Stock Market Index and the cumulative total return of Nasdaq Financial Stocks (SIC 6000-6799, U.S. and foreign companies), a regularly published index consisting of companies whose lines of business are comparable to those of the Company.




* Assumes $100 investment in the common stock of Healthcare Financial Partners, Inc., Nasdaq Financial Stocks Index, and Nasdaq Financial Stocks (SIC 6000-
  6799), derived from compounded daily returns with dividend reinvestment on the exdate.

Table I--Cumulative Value of $100 Investment

                                         11/12/96 12/31/96 12/31/97 12/31/98
                                         -------- -------- -------- --------
Nasdaq Stock Market (U.S. Companies)     $100.00  $101.51  $124.59  $ 175.40
Nasdaq Financial Stocks (SIC 6000-6799)  $100.00  $102.75  $156.97  $ 152.10
Healthcare Financial Partners, Inc.      $100.00  $102.00  $284.00  $ 319.00

Table II--Non-Cumulative Annual Return

                                         11/22/96 12/31/96 12/31/97 12/31/98
                                         -------- -------- -------- --------
Nasdaq Stock Market (U.S. Companies)        NA      1.51%   22.74%    40.78%
Nasdaq Financial Stocks (SIC 6000-6799)     NA      2.75%   52.77%    (3.10%)
Healthcare Financial Partners, Inc.         NA      2.00%  178.43%    12.32%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of March 31, 1999, except as otherwise noted, by: (i) each person or entity known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) each member of the Board of Directors of the Company, (iii) each executive officer of the Company, and (iv) all executive officers of the Company and all members of the Board of Directors as a group. Unless otherwise indicated, the address of the stockholders shown as beneficially owning more than five percent of the Common Stock listed below is that of the Company's principal executive offices. Stock ownership information has been furnished to the Company by such beneficial owners or is based upon information contained in filings made by such beneficial owners with the Securities and Exchange Commission. Except as indicated in the footnotes to the table, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned.

                                                Shares Beneficially Owned
                                                --------------------------
             Name of Beneficial Owner             Number(1)      Percent
             ------------------------           -------------- -----------
     EnTrust Capital Inc.(2)..................       1,364,400        9.98%
     Janus Capital Corporation(3).............       1,205,014        8.81%
     Fiduciary Trust Company
      International(4)........................         727,400        5.32%
     Franklin Resources, Inc.(5)..............         710,750        5.20%
     John K. Delaney (6)......................         490,869        3.59%
     Ethan D. Leder (6).......................         458,022        3.35%
     Edward P. Nordberg, Jr. (6)..............         484,414        3.54%
     Hilde M. Alter...........................          29,000           *
     Steven M. Curwin.........................          12,250           *
     Steven I. Silver.........................          30,881           *
     Howard T. Widra..........................          12,250           *
     Chris J. Woods...........................          13,750           *
     John F. Dealy............................          36,712           *
     Geoffrey E. D. Brooke....................          21,712           *
     All directors and executive officers as a
      group (10 persons)......................       1,589,860       11.62%

--------
*Less than one percent
(1) Includes shares subject to options that are currently exercisable or that become exercisable within 60 days of March 31, 1999 in the following amounts: Mr. Delaney, 35,302 Mr. Leder, 33,301; Mr. Nordberg, 25,801; Ms. Alter, 28,500; Mr. Curwin, 11,250; Mr. Silver, 30,881; Mr. Widra, 11,250;
    Mr. Woods, 13,750; Mr. Dealy, 36,712; Mr. Brooke, 21,712.

(2) Based on Schedule 13G, as amended, filed by EnTrust Capital Inc. with the Securities and Exchange Commission, reporting beneficial ownership as of February 28, 1999. EnTrust Partners LLC, an affiliated company of EnTrust Capital Inc., also filed a Schedule 13G with the Securities and Exchange Commission which, as amended, reports beneficial ownership of 30,500 shares as of February 28, 1999. The address for each of EnTrust Capital Inc. and EnTrust Partners LLC is 650 Madison Avenue, New York, New York, 10022.

(3) Based on Schedule 13G, as amended, filed by Janus Capital Corporation with the Securities and Exchange Commission, reporting beneficial ownership as of December 31, 1998. Thomas H. Bailey, a significant stockholder of Janus Capital Corporation, also filed a Schedule 13G with the Securities and Exchange Commission which, as amended, reports beneficial ownership of 1,205,014 shares as of December 31, 1998. The address for each of Janus Capital Corporation and Mr. Bailey is 100 Fillmore Street, Denver, Colorado 80206-4923.

(4) Based on Schedule 13G, filed by Fiduciary Trust Company International with the Securities and Exchange Commission, reporting beneficial ownership as of December 31, 1998. The address for Fiduciary Trust Company International is Two World Trade Center, New York, New York 10048.
(5) Based on Schedule 13G, filed by Franklin Resources, Inc. with the Securities and Exchange Commission, reporting beneficial ownership as of December 31, 1998. Charles B. Johnson and Rupert H. Johnson, Jr., each a significant stockholder of Franklin Resources, Inc., each filed a Schedule 13G with the Securities and Exchange Commission reporting beneficial ownership of 710,750 shares apiece as of December 31, 1998. Franklin Advisers, Inc. also filed a Schedule 13G with the Securities and Exchange Commission reporting beneficial ownership of 696,100 shares as of December 31, 1998. The address for each of Franklin Resources, Inc., Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. is 777 Mariners Island Boulevard, San Mateo, California 94404.
(6) Does not include 227,199, 207,201 and 132,201 shares, respectively, subject to options not exercisable within 60 days of March 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

  In 1998, a wholly-owned subsidiary of the Company known as HCFP REIT Management, Inc. (the "Manager") entered into a management agreement (the "Management Agreement") with the REIT. Under the Management Agreement, the Manager advised the REIT as to the activities and operations of the REIT and was responsible for the day-to-day operations of the REIT pursuant to authority granted to it by the REIT's Board of Directors. Pursuant to the Management Agreement, the Manager was paid a management fee. Among other things, this management fee was paid to compensate the employees of the Manager who conducted the business of the REIT; the majority of personnel managing the REIT were employees of the Manager. The fee was calculated and paid quarterly. The amount was equal to a percentage of the REIT's average invested assets (as defined by the Management Agreement) over the year. The percentages applied were to range from 1.5% for the first $300 million of average invested assets to 0.5% for average invested assets exceeding $1.2 billion. From the inception of the Management Agreement through December 11, 1998, the Company earned a management fee in connection with the REIT of approximately $1.3 million.

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

Funding III, L.P.

  In August 1997, the Company formed HealthCare Financial Partners Funding III, L.P. ("Funding III, L.P."), a limited partnership in which HCFP Funding III, Inc., a wholly-owned subsidiary of the Company ("Funding III"), was the general partner and the limited partner was an unaffiliated third party. Funding III, L.P. participated in a Department of Housing and Urban Development auction of a distressed mortgage loan portfolio. Funding III holds a 1% general and 49% limited partnership interest in Funding III, L.P. and receives 60% of the income from the partnership's activities. The Company accounts for its investment in Funding III, L.P. under the equity method of accounting, as it does not have sufficient control to warrant consolidation. At December 31, 1998 and 1997, the investment in Funding III, L.P. was $1,304,000 and $767,000, respectively. For the years ended December 31, 1998 and 1997, income relating to the investment in Funding III, L.P. was approximately $537,000 and $2,000, respectively. At December 31, 1998, the Company owed Funding III, L.P. approximately $2 million. This amount was included as a component of "due to affiliates, net" at December 31, 1998.

Funding II, L.P.

  In March 1997, the Company formed HealthCare Financial Partners Funding II, L.P. ("Funding II, L.P."), a limited partnership in which HCFP Funding II, Inc., a wholly-owned subsidiary of the Company ("Funding II"), was the general partner and the limited partner was an unaffiliated third party. Funding II, L.P. was established to develop the STL Program. In June 1997, using proceeds from the Company's secondary offering of shares of Common Stock to the public, Funding II acquired all of the limited partnership interests in Funding II, L.P., utilizing the purchase method of accounting, for a purchase price of $15.5 million. Funding II, L.P. was then liquidated. This payment reflected the fair value of the business and exceeded the book value by $1.6 million, which was recorded as goodwill, and is being amortized over ten years using a straight-line method. For the year ended December 31, 1997, income relating to the investment in Funding II, L.P. was approximately $83,000.

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

   3.1 Amended and Restated Certificate of Incorporation of the Company, as amended.(2)

   3.2   Amended and Restated Bylaws of the Company.(1)

   4.1   Specimen Common Stock certificate.(1)

   4.2 See Exhibits 3.1 and 3.2 for the provisions of the Company's Amended and Restated Certificate of Incorporation and Amended and Restated
         Bylaws governing the rights of holders of securities of the Company.

  10.1   Employment Agreement, dated as of January 1, 1996, between the
         Company and John K. Delaney, as amended September 19, 1996.*(1)

  10.2   Employment Agreement, dated as of January 1, 1996, between the
         Company and Ethan D. Leder, as amended September 19, 1996.*(1)

  10.3   Employment Agreement, dated as of January 1, 1996, between the
         Company and Edward P. Nordberg, Jr.*(1)

  10.4 HealthCare Financial Partners, Inc. 1996 Stock Incentive Plan, together with form of Incentive Stock Option award.*(1)

  10.5   HealthCare Financial Partners, Inc. 1996 Director Stock Option
         Plan.*(1)

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

  10.9   Loan and Security Agreement, dated as of November 27, 1996, between
         Fleet Capital Corporation and HCFP Funding, Inc.(4)

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


 Exhibit
 Number                                Description
 -------                               -----------
  10.13  Limited Partnership Agreement of HealthCare Financial Partners--
         Funding II, L.P. dated as of March 5, 1997 between HCFP Funding II,
         Inc., as general partners and HealthPartners Investors II, LLC, as limited partner, and Guaranty Agreement dated as of March 5, 1997 between HealthCare Financial Partners, Inc. and HealthPartners
         Investors, LLC.(3)

  10.14 Receivables Loan and Security Agreement dated as of December 5, 1996 among Wisconsin Circle Funding Corporation, as Borrower, HCFP Funding,
         Inc. as Servicer, Holland Limited Securitization, Inc., as Lender, and
         ING Baring (U.S.) Capital Markets, Inc. and Purchase and Contribution
         Agreement dated as of December 5, 1996 between HCFP Funding, Inc. and
         Wisconsin Circle Funding Corporation.(4)

  10.15 Employment Agreement between the Company and Hilde M. Alter, dated as of July 1, 1997.*(5)

  10.16 Employment Agreement between the Company and Steven M. Curwin, dated as of September 1, 1997.*(5)

  10.17 Employment Agreement between the Company and Steven I. Silver, dated as of October 1, 1996.*(5)

  10.18  Amendment No. 1 to Employment Agreement between the Company and Steven
         I. Silver, dated as of July 1, 1997.*(5)

  10.19  Purchase and Sale Agreement dated as of June 17, 1997 between HCFP
         Funding II, Inc., as Seller, and Wisconsin Circle II Funding
         Corporation, as Buyer; Pooling and Servicing Agreement dated as of June 27, 1997 among Wisconsin Circle II Funding Corporation, as
         Transferor, HCFP Funding II, Inc. as Servicer and First Bank National
         Association, as Trustee; Certificate Purchase Agreement dated as of
         June 27, 1997 among Wisconsin Circle II Funding Corporation, as
         Transferor, and The Purchasers described therein; Appendix--
         Definitions; and Guarantee by HealthCare Financial Partners, Inc.(6)

  10.20  Assignment and Assumption Agreement by and among HealthPartners
         Investors II, LLC, HCFP Funding, Inc., and HealthCare Financial
         Partners, Inc.(7)

  10.21  First Supplemental Pooling and Servicing Agreement dated as of August
         21, 1997 among Wisconsin Circle II Funding Corporation, HCFP Funding
         II, Inc. and U.S. Bank National Association.(8)

  10.22  Second Supplemental Pooling and Servicing Agreement dated as of
         September 22, 1997 among Wisconsin Circle II Funding Corporation, HCFP
         Funding II, Inc. and U.S. Bank National Association.(8)

  10.23  Modification Agreement dated January 15, 1998 among Wisconsin Circle
         II Funding Corporation, HCFP Funding II, Inc., Credit Suisse First
         Boston Mortgage Capital, LLC, HealthCare Financial Partners, Inc. and
         U.S. Bank National Association.(8)

  10.24  Second Modification Agreement dated February 6, 1998 among Wisconsin
         Circle II Funding Corporation, HCFP Funding II, Inc., Credit Suisse
         First Boston Mortgage Capital, LLC, HealthCare Financial Partners,
         Inc. and U.S. Bank National Association.(8)

  10.25  First Amendment Agreement dated as of December 30, 1997 among
         Wisconsin Circle Funding Corporation, HCFP Funding, Inc., ING Baring
         (U.S.) Capital Markets, Inc. and Holland Limited Securitization,
         Inc.(8)

  10.26  Amendment No. 3 to Office Lease dated July 17, 1997, between Two
         Wisconsin Circle Joint Venture and HealthCare Financial Partners,
         Inc.(8)

  10.27  Amendment to Loan and Security Agreement dated as of April 15, 1997 among Fleet Capital Corporation and HCFP Funding, Inc.(8)


 Exhibit
 Number                               Description
 -------                              -----------
  10.28  Amendment No. 4 to Office Lease dated February 27, 1998, between Two
         Wisconsin Circle Joint Venture and HealthCare Financial Partners,
         Inc.(2)

  10.29  Amendment No. 5 to Office Lease dated February 27, 1998, between Two
         Wisconsin Circle Joint Venture and HealthCare Financial Partners,
         Inc.(2)

  10.30  Amendment No. 6 to Office Lease dated July 17, 1998, between Two
         Wisconsin Circle Joint Venture and HealthCare Financial Partners,
         Inc.(2)

  10.31  Amendment No. 7 to Office Lease dated July 24, 1998, between Two
         Wisconsin Circle Joint Venture and HealthCare Financial Partners,
         Inc.(2)

  10.32  Amendment No. 8 to Office Lease dated December 23, 1998, between Two
         Wisconsin Circle Joint Venture and HealthCare Financial Partners,
         Inc.(2)

  10.33  Management Agreement dated as of May 6, 1998 between HealthCare
         Financial Partners REIT, Inc. and HCFP REIT Management, Inc., as amended.(2)

  21.1   List of Subsidiaries of the Registrant.

  27     Financial Data Schedule.(2)

  99     Supplementary Data Sheet.(2)

--------
 *  Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the document filed under the same Exhibit number to the Company's Registration Statements on Form S-1 (No. 333-12479).
(2) Incorporated by reference to the document filed under the same Exhibit number to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Commission on March 31, 1999.
(3) Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Report 8-K filed with the Commission on March 13, 1997.
(4) Incorporated by reference to the document filed under the same Exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(5) Incorporated by reference to the document filed under the same Exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(6) Incorporated by reference to the documents filed under Exhibit numbers 10.15, 10.16, 10.17, 10.18 and 10.19 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 1997.
(7) Incorporated by reference to the document filed under Exhibit number 99.2 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 1997.
(8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Commission on February 20, 1998.

  Reports on Form 8-K.

    None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Healthcare Financial Partners, Inc.

                                                /s/ Edward P. Nordberg, Jr.
                                          By: _________________________________
                                                  EDWARD P. NORDBERG, JR.
                                                Executive Vice President and
                                                  Chief Financial Officer

Dated: April 29, 1999