Form 10-Q
period 1999-03-31
HEALTHCARE FINANCIAL PARTNERS INC
filed 1999-05-13
CIK 1023300

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1999

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

       2 WISCONSIN CIRCLE, 4TH FLOOR
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

Common Stock ($.01 par value)               13,421,039 as of March 31, 1999

================================================================================

                      HEALTHCARE FINANCIAL PARTNERS, INC.
                                   FORM 10-Q

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                    Page
 Item 1.  Financial Statements

             Consolidated Balance Sheets at March 31, 1999
             and December 31, 1998 (Unaudited).................................................     1

             Consolidated Statements of Income for the three months ended
             March 31, 1999 and March 31, 1998 (Unaudited).....................................     2

             Consolidated Statements of Equity for the year and three months ended
             December 31, 1998 and March 31, 1999 (Unaudited)..................................     3

             Consolidated Statements of Cash Flows for the three months ended
             March 31, 1999 and March 31, 1998 (Unaudited).....................................     4

             Notes to Consolidated Financial Statements (Unaudited)............................     5

 Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations.......................................     7

PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings...................................................................    15

 Item 2.   Changes in Securities...............................................................    15

 Item 3.   Defaults Upon Senior Securities.....................................................    15

 Item 4.   Submission of Matters to a Vote of Security Holders.................................    15

 Item 5.   Other Information...................................................................    15

 Item 6.   Exhibits and Reports on Form 8-K....................................................    15

 SIGNATURES....................................................................................    16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                           ASSETS                                      March 31,     December 31,
                                                                         1999            1998
                                                                     ------------    ------------
Cash and cash equivalents                                            $ 25,115,934    $ 39,551,044
Finance receivables                                                   480,014,695     437,287,437
Less:
   Allowance for losses on receivables                                  7,097,710       6,401,916
   Unearned fees                                                        4,065,092       3,802,302
                                                                     ------------    ------------
       Net finance receivables                                        468,851,893     427,083,219
Prepaid expenses and other assets                                      10,323,117       9,455,219
Due from affiliate                                                      1,518,371
Deferred income taxes                                                   2,660,795       2,112,383
Investments in affiliates                                              10,092,794      11,397,194
Investment securities                                                  11,932,691      11,755,628
Property and equipment, net                                             2,110,897       1,753,208
Goodwill                                                                2,069,563       1,563,220
                                                                     ------------    ------------
       Total assets                                                  $534,676,055    $504,671,115
                                                                     ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings                                                           $261,138,372    $238,783,273
Client holdbacks                                                        4,436,788       4,208,859
Accounts payable to clients                                               462,219         540,205
Income taxes payable                                                    4,623,102       1,918,084
Accounts payable and accrued expenses                                   7,026,341       6,180,833
Notes payable                                                           2,149,633       3,380,828
Accrued interest                                                          930,304       1,454,297
Due to affiliates, net                                                                    651,169
                                                                     ------------    ------------
       Total liabilities                                              280,766,759     257,117,548

Stockholders' equity
   Preferred stock, par value $.01 per share; 10,000,000 shares authorized; none outstanding
   Common stock, par value $.01 per share; 60,000,000 shares
     authorized; 13,421,039 and 13,414,189 shares issued and
     outstanding, respectively                                            134,211         134,142
   Paid-in-capital                                                    220,050,251     219,822,293
   Retained earnings                                                   33,897,396      27,757,342
   Accumulated other comprehensive income                                (172,562)       (160,210)
                                                                     ------------    ------------
       Total stockholders' equity                                     253,909,296     247,553,567
                                                                     ------------    ------------
       Total liabilities and stockholders' equity                    $534,676,055    $504,671,115
                                                                     ============    ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                  -------------------------------
                                                      1999                1998
                                                  -----------         -----------
Fee and interest income:
   Finance receivables                            $17,275,634         $12,304,780
   Other                                              284,729             187,176
                                                  -----------         -----------
Total fee and interest income                      17,560,363          12,491,956
Interest expense                                    4,370,059           3,800,254
                                                  -----------         -----------
Net fee and interest income                        13,190,304           8,691,702
Provision for losses on receivables                   862,150             651,014
                                                  -----------         -----------
Net fee and interest income after provision
   for losses on receivables                       12,328,154           8,040,688
Other operating income:
   Commissions on REIT originations                   987,500
   Asset management income                             60,000
   Consulting income                                  114,147             118,050
                                                  -----------         -----------
   Total other operating income                     1,161,647             118,050
                                                  -----------         -----------
Total operating income                             13,489,801           8,158,738
Operating expenses:
   Compensation and benefits                        1,580,518           1,116,334
   Professional fees                                  754,294             178,081
   Occupancy                                          158,413             123,669
   Other                                            1,396,620           1,195,573
                                                  -----------         -----------
Total operating expenses                            3,889,845           2,613,657
Other income                                          553,179             516,252
                                                  -----------         -----------
Income before income taxes                         10,153,135           6,061,333
Income taxes                                        4,013,081           2,440,771
                                                  -----------         -----------
Net income                                        $ 6,140,054         $ 3,620,562
                                                  ===========         ===========

Basic earnings per share                          $       .46         $       .35
                                                  ===========         ===========
Weighted average shares outstanding                13,419,709          10,283,279
                                                  ===========         ===========

Diluted earnings per share                        $       .45         $       .34
                                                  ===========         ===========
Diluted weighted average shares outstanding        13,675,790          10,668,910
                                                  ===========         ===========

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                       CONSOLIDATED STATEMENTS OF EQUITY
                                  (UNAUDITED)

                                                                                          ACCUMULATED
                                                                                             OTHER
                                               COMMON        PAID-IN        RETAINED     COMPREHENSIVE        TOTAL
                                                STOCK        CAPITAL        EARNINGS         INCOME           EQUITY
                                              ---------   -------------   ------------   -------------    ------------
Balance at December 31, 1997                  $ 96,703    $ 79,784,045    $ 7,949,440                     $ 87,830,188
Comprehensive income:
 Net Income                                                                19,807,902                       19,807,902
 Unrealized holding loss on
   investment securities available-for-
    sale, net of tax
                                                                                            $ (160,210)       (160,210)
                                                                                                          ------------
 Comprehensive income                                                                                       19,647,692
                                                                                                          ------------
Issuance of 3,657,500 shares of $.01
  par value common stock                        36,575     137,895,839                                     137,932,414
Common stock issuable and issued
  under option plans                               864       2,142,409                                       2,143,273
                                              --------    ------------    -----------       ----------    ------------
Balance at December 31, 1998                   134,142     219,822,293     27,757,342         (160,210)    247,553,567
                                                                                                          ------------
Comprehensive income:
 Net income                                                                 6,140,054                        6,140,054
 Unrealized holding loss on
   investment securities available-for-
    sale, net of tax                                                                           (12,352)        (12,352)
                                                                                                          ------------
 Comprehensive income                                                                                        6,127,702
                                                                                                          ------------
Common stock issuable and issued
  under option plans                                69         227,958                                         228,027
                                              --------    ------------    -----------       ----------    ------------
Balance at March 31, 1999                     $134,211    $220,050,251    $33,897,396       $ (172,562)   $253,909,296
                                              ========    ============    ===========       ==========    ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------------
                                                                              1999                1998
                                                                       ------------------   -----------------
OPERATING ACTIVITIES
  Net income                                                            $   6,140,054        $  3,620,562
  Adjustments to reconcile net income to
    net cash provided by operations:
    Depreciation                                                               76,122              43,023
    Amortization of goodwill                                                   43,656              43,656
    Stock compensation plan                                                    34,208               3,990
    Net loss on investment securities                                         330,000
    Equity in earnings from unconsolidated entity                            (527,313)
    Provision for losses on receivables                                       862,150             651,014
    Deferred income taxes                                                    (540,515)           (243,145)
    Changes in assets and liabilities:
      (Decrease) increase in accounts payable to related parties           (2,169,540)          1,673,889
      Increase in prepaid expenses and other                                 (867,898)           (165,122)
      Increase (decrease) in income taxes payable                           2,734,144          (2,384,036)
      (Decrease) increase in accrued interest                                (523,993)             70,282
      Increase in accounts payable and accrued expenses                       217,523           1,839,862
                                                                        -------------        ------------
        Net cash provided by operating activities                           5,808,598           5,153,975
INVESTING ACTIVITIES
  Increase in net finance receivables                                     (42,402,896)        (51,958,843)
  Increase (decrease) in investment in limited partnership                  1,304,400            (499,872)
  Purchase of property and equipment, net                                    (381,309)           (746,864)
  Purchase of investment securities                                                              (167,794)
                                                                        -------------        ------------
        Net cash used in investing activities                             (41,479,805)        (53,373,373)
FINANCING ACTIVITIES
  Net borrowings                                                           22,355,099         (85,989,588)
  Issuance of common stock                                                    164,693         138,098,916
  Decrease in notes payable                                                (1,283,695)            (22,872)
                                                                         ------------        ------------
        Net cash provided by financing activities                          21,236,097          52,086,456
                                                                         ------------        ------------
  Net (decrease) increase in cash and cash equivalents                    (14,435,110)          3,867,058
  Cash and cash equivalents at beginning of period                         39,551,044          18,668,703
                                                                         ------------        ------------
  Cash and cash equivalents at end of period                             $ 25,115,934        $ 22,535,761
                                                                         ============        ============
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash payments for interest                                             $  4,894,052        $  3,729,971
                                                                         ============        ============
  Cash payments for income taxes                                         $  1,848,578        $  5,067,952
                                                                         ============        ============

                            See accompanying notes.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements of Healthcare Financial Partners, Inc. (the "Company") for 1999 include the accounts of the Company and the accounts of its wholly-owned subsidiaries, HCFP Funding, Inc., HCFP Funding II, Inc., HCFP Funding III, Inc., Wisconsin Circle Funding Corporation, Wisconsin Circle II Funding Corporation, Wisconsin Circle III Funding Corporation, HCFP of California, Inc., HCFP HC Management, Inc., HCFP REIT Origination, Inc., and HealthCare Analysis Corporation ("HCAC"). Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's principal activity is providing financing to healthcare providers and to businesses in sub-markets of the healthcare industry throughout the United States.

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999. The notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998 should be read in conjunction with these financial statements.

2.   SIGNIFICANT ACCOUNTING POLICIES

   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents includes cash and other liquid financial instruments with an original maturity of three months or less.

   EARNINGS PER SHARE

     Basic earnings per share are based on the weighted average number of common shares outstanding excluding any dilutive effects of options, warrants and other dilutive securities. Diluted earnings per share reflect the assumed conversion of all dilutive securities.

   INCOME STATEMENT INFORMATION

     Income statement information for the three months ended March 31, 1998 has been reformatted to be consistent with the presentation for the three months ended March 31, 1999.

                      HEALTHCARE FINANCIAL PARTNERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.   HEALTHCARE ANALYSIS CORPORATION

     On January 1, 1999, two employees of HCAC, in accordance with the terms of the original acquisition of an operating company, each exercised a warrant for 3-3/4% ownership of HCAC. Each of these interests may be redeemed for cash on or prior to January 1, 2000, for a sum certain of $275,000, at the option of each employee.

4.   BUSINESS COMBINATIONS

     On April 19, 1999, the Company and Heller Financial, Inc. ("Heller"), a diversified commercial holding company having assets of approximately $14 billion at December 31, 1998 and which is headquartered in Chicago, Illinois, announced the signing of a definitive agreement for the purchase of the Company by Heller. Under the agreement, the Company will become one of Heller's domestic business units. The business combination will be accounted for using purchase accounting. The purchase price is approximately $35 per share of the Company's common stock, subject to adjustment based upon the average of the closing prices for Heller class A stock during a 10-day pricing period ending on the trading day immediately prior to the special meeting of the Company's shareholders to vote upon the acquisition. It is anticipated that 41% of the purchase price will be paid with Heller class A common stock in a tax free exchange and 59% of the purchase price will be paid in cash. The proposed acquisition is expected to close during the third quarter of 1999, subject to approval of the Company's shareholders and receipt of certain regulatory approvals and other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     HealthCare Financial Partners, Inc. (the "Company") is a specialty finance company offering asset-based financing to healthcare providers, with a primary focus on clients operating in sub-markets of the healthcare industry, including long-term care, home healthcare and physician practices. The Company targets small and middle market healthcare service providers with financing needs that range from $100,000 to $10 million in healthcare sub-markets where growth, consolidation or restructuring appear likely in the near to medium term. The Company had 209 clients as of March 31, 1999, of which 64 were affiliates of one or more clients. The average amount outstanding per client or affiliated client group at March 31, 1999 was approximately $2.9 million. For the three month period ended March 31, 1999, the Company's net income was $6.1 million and for the three month period ended March 31, 1998, the Company's net income was $3.6 million.

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

     To date, the execution of this plan has not had a material effect on the Company's operating results, and the Company does not anticipate that the continued execution of this plan will have a material effect on its operating results. However, the Company is aware that some of its clients and payors may not have implemented such programs. The failure by clients and payors to implement necessary software changes may disrupt clients' computerized billing and collection systems and adversely affect clients' cash flow and collectibility of the Company's finance receivables. The Company is unable to predict the effects that any such failure may have on the financial condition and results of the operations of the Company. However, the Company continues to pursue a survey of its clients regarding their year 2000 compliance. Through April 13, 1999, 40% had replied. Of those that have responded, 66% have indicated that they are either compliant or will be compliant shortly. The Company is in the process of pursuing second requests for clients who have not responded, and the Company will continue to actively pursue clients for responses. If some clients do not address this problem, the Company is in the process of identifying medical billing and collection companies that are compliant and can assist any non-compliant clients in their billing and collection process.

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

FINANCIAL INFORMATION

     The following discussion should be read in conjunction with the consolidated financial statements, including the notes thereto, of HealthCare Financial Partners, Inc.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1998

     Total fee and interest income increased to $17.6 million for the three month period ended March 31, 1999 from $12.5 million for the three month period ended March 31, 1998, an increase of 40.6%. The increase principally resulted from an increase of $165.3 million in average finance receivables outstanding due to the Company's growth in the Accounts Receivable and STL Programs during the period. The Company had 209 clients at March 31, 1999 and 206 clients at March 31, 1998. However, the Company's finance receivables increased to $480 million at March 31, 1999 from $302.4 million at March 31, 1998, a 58.8% increase, which resulted from the addition of 116 clients who replaced 113 clients that generally maintained smaller average balances and whose obligations either matured or were otherwise paid off. Additionally, clients borrowing both at March 31, 1999 and 1998 generally had greater average borrowings from the Company during the three month period ended March 31, 1999 as compared to the first quarter of 1998. The yield on finance receivables decreased to 15.2% for the three month period ended March 31, 1999 from 17.1% for the three month period ended March 31, 1998. Therefore, the increase in fee and interest income was due to growth in the volume of finance receivables which more than offset the decrease in yields.

     The decline in overall yields in 1999 was attributable to several factors. First, the prime rate was 75 basis points lower in 1999's first quarter than it was in 1998's first quarter which directly lowered the rates outstanding on the majority of the Company's finance receivable portfolio. Second, the STL Program, which generally has a lower yield than the Accounts Receivable Program, comprised a greater proportion of the portfolio during the first quarter of 1999 than in the same period in the prior year, ending the quarter at 34.6% of total finance receivables compared to 26.8% at March 31, 1998. Another factor contributing to the reduction in yields in 1999 was the degree to which the Company made larger loans to larger, more creditworthy borrowers.

     The yields on the Accounts Receivable Program for the three month periods ended March 31, 1999 and 1998 were 16.6% and 16.8%, respectively. The yields on the STL Program for the same periods were 12.7% and 17.6%, respectively. The decrease of 490 basis points for the STL Program noted for the periods being compared stems from the activity within the STL Program. The STL program is designed to offer short-term, bridge financing to clients. The yields on this program are enhanced by commitment fees and success fees. The program is structured to encourage pre-term refinancing by clients, upon which any unamortized commitment and success fees would be recognized as income. In the three month period ended March 31, 1999, such prepayments were substantially less than the prepayments that occurred in the same period of the prior year, resulting in an above-normal yield for the first quarter of 1998. The Company generally expects the yields under the Accounts Receivable Program to be greater than STL Program yields, but because of the higher-than-average number of payoffs in the first quarter of 1998, this was not the case for that period.

     Interest expense increased to $4.4 million for the three month period ended March 31, 1999 from $3.8 million for the three month period ended March 31, 1998, and the Company's average cost of borrowed funds decreased to 7.1% for the three month period ended March 31, 1999 to 8.1% for the three month period ended March 31, 1998. Two primary factors resulted in the lower cost of funds: the Company began to fund its business using its newly obtained (December 28, 1998) CP Conduit Facility, which is the Company's least expensive borrowing facility, and interest rates on the Company's borrowings during the first quarter of 1999 were generally lower than those outstanding during the first quarter of 1998 due to the overall decline in interest rates experienced in the second and fourth quarters of 1998. See "Liquidity and Capital Resources." The increase in interest expense was the result of higher average borrowings required to support the Company's growth. Because of the Company's overall growth in finance receivables, net fee and interest income from finance receivables increased 51.8%, to $13.2 million for the three month period ended March 31, 1999 from $8.5 million for the three month period ended March 31, 1998. The decreased yield on finance receivables which was somewhat offset by the decreased cost of borrowings, resulted in only a small decrease in the annualized net interest margin to 11.4% for the three month period ended March 31, 1999 from 11.8% for the three month period ended March 31, 1998.

     The Company's provision for losses on receivables increased to $862,000 for the three months ended March 31, 1999 from $651,000 for the three months ended March 31, 1998. The provision recognized during both periods was the amount estimated by management that was necessary to maintain a sufficient allowance for losses on receivables based on the composition of the finance receivable portfolio at those dates. As of March 31, 1999, the Company's general allowance for losses on receivables was $5.1 million or 1.1% of finance receivables. As of March 31, 1998, the Company's general allowance for losses on receivables was $3.3 million or 1.1% of finance receivables. At March 31, 1999, the Company had a $2 million specific allowance for certain finance receivables. At March 31, 1998, no specific allowance was present. In the three months ended March 31, 1999, the Company charged off three loans totaling $166,000 in the ordinary course of business.

     The Company generates operating income in addition to fee and interest income. Such additional operating income includes commissions, management fees, and consulting fees. Expenses incurred in generating this additional operating income are included in the operating expenses of the Company. During the first three months of 1999, the Company originated transactions for Healthcare Financial Partners REIT, Inc. (the "REIT") through a subsidiary and earned $988,000 in commissions. The Company also provided management services through a subsidiary to Health Charge, Inc., a company that offers a private label credit card to hospitals and other health care providers which can be used by patients as a means of paying the private pay portion of their treatment. Management fees earned in connection with Health Charge were $60,000 in the three months ended March 31, 1999. There were no such fees in the three month period ended March 31, 1998. Additionally, a subsidiary of the Company, HCAC, provided consulting services to clients and others and generated $114,000 in fees in the first three months of 1999, compared to consulting fees of $118,000 generated in the first three months of 1998.

     Operating expenses increased to $3.9 million for the three month period ended March 31, 1999 from $2.6 million for the three month period ended March 31, 1998, a 48.8% increase. This increase was the result of a 41.6% increase in compensation and benefits due to hiring additional personnel to support the Company's growth. The large increase in personnel resulted in the need to lease additional office space. As a result, occupancy costs increased by 28.1%. The Company also experienced an increase of 16.8% in other operating costs in the first quarter of 1999 as compared to the same period in 1998, all as a result of the expansion of the Company's operations.

     In addition to investing in finance receivables and the management activities discussed above, the Company generates other non-operating income from various other healthcare-related endeavors. Other non-operating income for the three months ended March 31, 1999, was $553,000 compared to $516,000 for the same period in 1998. Activities resulting in other income include investments in marketable and non-marketable securities of healthcare companies, investments in limited partnerships and limited liability companies, and dividend income from the Company's investment in the REIT. The Company expects that these activities will generally result in recurring income.

     Net income increased to $6.1 million for the three month period ended March 31, 1999 from $3.6 million for the three month period ended March 31, 1998, a 69.6% increase, primarily as a result of the overall growth in the Company's finance receivables as described above, and the diversification of the Company through its expansion in 1999 of other operating income producing activities.

COLLATERAL

     The Company's primary protection against credit losses on its Accounts Receivable Program is the collateral, which consists of client accounts receivable due from third-party payors, and which collateralizes revolving lines of credit secured by, and advances against, accounts receivable from clients. The Company obtains a first priority security interest in all of the client's accounts receivable, including receivables not financed by the Company (excess collateral). As a result, amounts loaned or advanced to clients with respect to specific accounts receivable are cross-collateralized by the Company's security interest in other accounts receivable of the client.

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

TURNOVER

     With respect to the Accounts Receivable Program, a general measure of the rate at which draws under the Program are paid back to the Company is the Company's finance receivable turnover. The Company's turnover of its finance receivables in its Accounts Receivable Program is calculated by dividing total collections of client accounts receivable for each quarter by the average month-end balance of finance receivables during the quarter. The table below presents the turnover statistics for the applicable quarters and years ended:

                                          1997          1998         1999
                                         -----          ----         ----
Quarters ended March 31,                  2.6x          2.6x         2.6x
Quarters ended June 30,                   2.8x          2.3x
Quarters ended September 30,              2.7x          2.4x
Quarters ended December 31,               2.7x          2.3x
Years ended December 31,                 11.4x          9.2x

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows resulting from operating activities provided sources of cash amounting to $5.8 million for the three month period ended March 31, 1999. This compares to operating cash flows of $5.2 million in the same period in 1998.
The most significant source of cash from operating activities is derived from the Company's generation of net fee and interest income from its finance receivables, and the more significant uses of cash from internal operating activities include cash payments for compensation and employee benefits, rent expense, and other administrative expenses. As the Company's number of clients and resulting business opportunities have grown, the Company has primarily used cash in the acquisition of finance receivables under its Accounts Receivable and STL Programs.

     The Company's financing activities have provided the necessary source of funds for the acquisition of receivables. Financing has been obtained from both debt and equity sources. The Company's current debt financing includes: (i) a $50 million revolving line of credit (the "Bank Facility") with Fleet Capital Corporation ("Fleet"); (ii) an investment-grade asset-based commercial paper program (the "CP Facility") with ING Baring (U.S.) Capital Markets, Inc. ("ING") which enables the Company to borrow up to $200 million; (iii) a $100 million revolving warehouse line of credit (the "Warehouse Facility") with Credit Suisse First Boston ("First Boston"); and (iv) a $150 million asset backed securitization facility (the "CP Conduit Facility") with Variable Funding Capital Corporation ("VFCC") an issuer of commercial paper sponsored by First Union National Bank. The sources of equity financing were from sales of common stock through the initial public offering and two subsequent public offerings of the Company's common stock.

     The Bank Facility is a revolving line of credit. The interest rates payable by the Company under the Bank Facility adjust, based on the prime rate of Fleet National Bank ("Fleet's prime rate"); however, the Company has the option to borrow any portion of the Bank Facility in an integral multiple of $500,000 based on the one-month, two-month, three-month or six-month LIBOR plus 2%. As of March 31, 1999 and December 31, 1998, $20.1 and $32.5 million, respectively, was outstanding under the Bank Facility. The Bank Facility contains financial and operating covenants, including the requirement that the Company maintain an adjusted tangible net worth of not less than $5 million and a ratio of total debt to equity of not more than 3.0 to 1.0. In addition, under the Bank Facility the Company is not allowed to have at any time a cumulative negative cash flow (as defined in the Bank Facility) in excess of $1 million. The inter-creditor arrangements entered into in connection with the CP Facility excludes borrowings under the CP Facility from debt for purposes of calculating the debt-to-equity ratio. At March 31, 1999, the Company was in compliance with its financial covenants under the Bank Facility. The expiration date for the Bank Facility is March 29, 2002, subject to automatic renewal for one-year periods thereafter unless terminated by either party which requires six months prior written notice.

     In December 1996, the Company entered into an agreement with ING for $100 million commitment under the CP Facility. On December 30, 1997, that commitment was increased to $200 million. As of March 31, 1999, $128.2 million of commercial paper was outstanding under the CP Facility and at December 31, 1998, $114.2 million was outstanding. The CP Facility requires the Company to transfer advances and related receivables under its Accounts Receivable Program which meet certain criteria to a bankruptcy remote, special purpose subsidiary of the Company. The special purpose subsidiary pledges the finance receivables transferred by the Company to Holland Limited Securitization Inc., a commercial paper conduit which is an affiliate of ING (the "Conduit"). The Conduit lends against such pledged assets through the issuance of commercial paper. The CP Facility generally requires the maintenance of a minimum overcollateralization percentage of 125%. Under the CP Facility, ING can refuse to make any advances in the event the Company fails to maintain a tangible net worth of at least $50 million. At March 31, 1999 and December 31, 1998, the Company was in compliance with all of its covenants under the CP Facility. The maturity date for the CP Facility is December 5, 2001. However, the CP Facility may be terminated by the Company at any time after December 5, 1999, without penalty.

     On June 27, 1997, the Company entered into an agreement with First Boston under the Warehouse Facility. Under the terms of the Warehouse Facility, the Company is able to securitize certain loans under the Company's STL Program. The Company had a total borrowing capacity under the agreement of $50 million as of December 31, 1997. In January 1998, that commitment was raised to $60 million and in February 1998, to $100 million. As of March 31, 1999 and December 31, 1998, the Company had borrowed $42.8 and $49.6 million, respectively, under the Warehouse Facility. The Warehouse Facility requires that the amount outstanding under the financing agreement may not exceed 88% of the principal amount of the STL Program loans securitized. Interest will accrue under the financing agreement at a rate of one-month LIBOR plus 3.75% on the first $50 million and one-month LIBOR plus 3.0% on the second $50 million. The Warehouse Facility requires that the loans advanced by the Company not exceed 95% of the appraised value of the real estate, or a multiple of the underwritten cash flow of the borrower, that the weighted average yield of advances under the Warehouse Facility exceeds the prime rate of interest plus 3%, that the maximum weighted average loan to value of advances under the Warehouse Facility be no greater than 85%, and that no loan in the portfolio have a life greater than five years. Additionally, the Warehouse Facility requires that, to the extent that the Company makes advances in amounts greater than $7.5 million to any borrower, that excess is advanced by the Company through other sources. The commitment to make advances under the Warehouse Facility terminates on June 27, 1999. Subsequent to that date, no new loans may be securitized under the existing agreement; however previous loans securitized will remain outstanding until they have been fully repaid. Additionally, under the terms of the Warehouse Facility, the Company has the right to repurchase any assets securitized at a price equal to the fair market value of such assets. At March 31, 1999 and December 31, 1998, the Company was in compliance with its covenants under the Warehouse Facility.

     On December 28, 1998, the Company committed to the CP Conduit Facility with VFCC, an issuer of commercial paper sponsored by First Union National Bank. The total borrowing capacity under this facility is $150 million. The facility expires in December 2001. The Company, through a single-purpose subsidiary, pledges receivables on a revolving line of credit with VFCC. VFCC issues commercial paper or other indebtedness to fund the CP Conduit Facility with the Company. The rate of interest charged under this agreement is the one-month LIBOR plus 1.2%. In conjunction with the initial draw on this facility, which took place on December 31, 1998, the Company entered into an interest rate swap agreement. Under the agreement, the Company exchanges the prime-based rate of interest which is accruing on finance receivables pledged under the facility for a LIBOR-based rate of interest. At any point in time, the amount of collateral subject to the swap agreement is equal to at least 75% of the balance drawn on the CP Conduit Facility. At March 31, 1999 and December 31, 1998, $70 million and $42.4 million, respectively, was outstanding under this facility. The CP Conduit Facility will generally lend up to 80% of the collateral pledged and requires (i) a minimum over-collateralization percentage of 125%, (ii) the average loan outstanding shall be $2.75 million or less, (iii) the weighted maturity of all STL loans be three years or less, (iv) the portfolio yield equals or exceeds a minimum yield, (v) certain third party payor concentration limits not be exceeded, and (vi) that the Company maintain a minimum tangible net worth of $175 million. The CP Conduit Facility terminates on

December 28, 2001 and may be extended by agreement in writing with VFCC. At March 31, 1999 and December 31, 1998, the Company was in compliance with its covenants under the CP Conduit Facility.

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

  Item 6.  Exhibits and Reports on Form 8-K -- Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTHCARE FINANCIAL PARTNERS, INC.

DATE: May 13, 1999                         /s/ EDWARD P. NORDBERG, JR.
                                       -----------------------------------
                                       By:     Edward P. Nordberg, Jr.
                                            Executive Vice President and
                                               Chief Financial Officer
                                            (Principal Financial Officer)